Form 10-Q
period 1996-06-30
SPRINT SPECTRUM L P
filed 1996-09-26
CIK 1015551

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996
                   ------------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number            333-06609-01

                              SPRINT SPECTRUM L.P.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             48-1165245
    (State or other jurisdiction of incorporation    (IRS Employer
              or organization)                      Identification No.)

                  4900 Main Street, Kansas City, Missouri, 64112
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (816) 559-1000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                 4717 Grand Avenue, Kansas City, Missouri, 64112
- --------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No

- --------------------------------------------------------------------------------
                             SPRINT SPECTRUM L.P.
- --------------------------------------------------------------------------------
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                                   INDEX



                                                                      Page
                                                                     Number
                                                                ----------------

Part I - Financial Information...................................     1 - 7

     Item 1.  Financial Statements...............................     1 - 3

         Consolidated Condensed Balance Sheets...................       1

         Consolidated Condensed Statements of Operations.........       2

         Consolidated Condensed Statements of Cash Flows.........       3

         Notes to Consolidated Condensed Financial Statements....     4 - 7

     Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................     8 - 11

Part II - Other Information                                             12

     Item 1.  Legal Proceedings..................................       12

     Item 2.  Changes in Securities..............................       12

     Item 3.  Defaults On Senior Securities......................       12

     Item 4.  Submission of Matters to a Vote of Security Holders       12

     Item 5.  Other Information..................................       12

     Item 6.  Exhibits and Reports on Form 8-K...................    12 - 13

Signature........................................................       14

Exhibits

                                                                                                            PART I.
                                                                                                            Item 1.
                                               SPRINT SPECTRUM L.P.
                                                 (As Reorganized)
                                         (A Development Stage Enterprise)
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                                  (In Thousands)

                                                                               June 30,             December 31,
                                                                                 1996                   1995
                                                                           ------------------     ------------------
                                                                              (Unaudited)
                               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.........................................  $            31,555    $              1,123
   Receivable from affiliates........................................                4,207                     340
   Prepaid expenses and other assets.................................                  155                     188
                                                                           ------------------     ------------------
     Total current assets............................................               35,917                   1,651

INVESTMENT IN PCS LICENSES...........................................            2,124,594               2,124,594

INVESTMENT IN UNCONSOLIDATED PARTNERSHIP.............................                9,750                  85,546

NOTE RECEIVABLE--UNCONSOLIDATED PARTNERSHIP...........................             133,319                     655

PROPERTY, PLANT AND EQUIPMENT, Net...................................              228,872                  31,897

OTHER ASSETS.........................................................               28,876                       -

                                                                           ==================     ==================
TOTAL ASSETS.........................................................  $         2,561,328    $          2,244,343
                                                                           ==================     ==================

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable..................................................  $            37,714    $             47,503
   Payable to vendors expected to be financed........................               20,558                       -
   Accrued expenses..................................................               13,215                   1,700
   Accrued interest--affiliate........................................                 379                     214
                                                                           ------------------     ------------------
     Total current liabilities.......................................               71,866                  49,417

DEFERRED COMPENSATION................................................                6,606                   1,856

NOTE PAYABLE--AFFILIATE...............................................               5,000                   5,000

OTHER LONG TERM DEBT.................................................                  472                       -

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNER INTEREST IN CONSOLIDATED
   SUBSIDIARY........................................................                5,000                   5,000

PARTNERS' CAPITAL AND ACCUMULATED DEFICIT:
   Partners' capital.................................................            2,744,315               2,296,806
   Deficit accumulated during the development stage..................             (271,931)               (113,736)
                                                                           ------------------     ------------------
     Total partners' capital.........................................            2,472,384               2,183,070

                                                                           ==================     ==================
TOTAL LIABILITIES AND PARTNERS' CAPITAL..............................  $         2,561,328    $          2,244,343
                                                                           ==================     ==================




See accompanying notes to consolidated condensed financial statements.





                                                                                                            PART I.
                                                                                                            Item 1.
                                               SPRINT SPECTRUM L.P.
                                                 (As Reorganized)
                                         (A Development Stage Enterprise)
                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                  (In Thousands)


                                                                                                            Cumulative
                                                                                                           Period from
                                                                                                           October 24,
                                                                                                          1994 (date of
                                            Three Months Ended                  Six Months Ended          inception) to
                                                 June 30,                           June 30,                 June 30,
                                     ------------------------------------------------------------------------------------
                                          1996             1995              1996             1995            1996
- -------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Other operating expenses.........    $    3,094         $      -      $      3,099        $       -     $      3,099
   Selling, general and                     43,420            4,537            74,139            8,145          141,742
   administrative...................
   Depreciation.....................           384               52               638               99              887
                                     ---------------  ----------------  ---------------  --------------------------------
     Total operating expenses.......        46,898            4,589            77,876            8,244          145,728

OPERATING LOSS......................       (46,898)          (4,589)          (77,876)          (8,244)        (145,728)

OTHER INCOME (EXPENSE):
   Interest, net....................           955                -               598                -              881
   Other income.....................            72              192               215              467              253
   Equity in loss of unconsolidated
     partnership....................       (44,899)          (5,321)          (81,132)          (8,730)        (127,337)
                                     ---------------  ----------------  ---------------  ---------------- ---------------
     Total other income (expense)...       (43,872)          (5,129)          (80,319)          (8,263)        (126,203)
                                     ---------------  ----------------  ---------------  ---------------- ---------------
NET LOSS............................     $ (90,770)       $  (9,718)       $ (158,195)       $ (16,507)      $ (271,931)
                                     ===============  ================  ===============  ================ ===============





See accompanying notes to consolidated condensed financial statements.




                                                                                                            PART I.
                                                                                                            Item 1.
                                               SPRINT SPECTRUM L.P.
                                                 (As Reorganized)
                                         (A Development Stage Enterprise)
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                  (In Thousands)

                                                                                                 Cumulative
                                                                                                 Period from
                                                                                                 October 24,
                                                                                                1994 (date of
                                                                     Six Months Ended           inception) to
                                                                          June 30,                June 30,
                                                              -------------------------------------------------
                                                                  1996             1995             1996
- ---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss....................................................   $ (158,195)     $  (16,507)      $ (271,931)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Equity in loss of unconsolidated partnership...............      81,132           8,730          127,337
     Depreciation ..............................................         637              99              887
     Loss on equipment..........................................           -               -               31
     Changes in assets and liabilities:
       Receivables, prepaid expenses and other assets...........      (4,259)           (343)          (4,787)
       Accounts payable and accrued expenses....................      22,449           3,165           71,866
       Deferred compensation....................................       4,750               -            6,606
                                                                -------------    --------------   -------------
         Net cash used in operating activities..................     (53,486)         (4,856)         (69,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.........................................    (197,612)         (1,864)        (229,826)
   Proceeds on sale of equipment................................           -               -               37
   Microwave relocation costs...................................     (27,146)              -          (27,146)
   Purchase of PCS licenses.....................................           -      (2,006,156)      (2,124,594)
   Investment in unconsolidated partnership.....................           -         (97,407)        (131,752)
   Loan to unconsolidated partnership...........................    (138,000)              -         (138,655)
                                                                -------------    --------------   -------------
         Net cash used by investing activities..................    (362,758)     (2,105,427)      (2,651,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from other long-term debt...........................         472               -              472
   Debt issuance costs..........................................      (1,305)              -           (1,305)
   Limited partner interest in consolidated subsidiary..........           -               -            5,000
   Borrowings from affiliates...................................           -               -            5,000
   Partner capital contributions................................     447,509       2,106,326        2,744,315
                                                                -------------    --------------   -------------
         Net cash provided by financing activities..............     446,676       2,106,326        2,753,482

INCREASE (DECREASE) IN CASH AND CASH                            -------------    --------------   -------------
   EQUIVALENTS..................................................      30,432          (3,957)          31,555

CASH AND CASH EQUIVALENTS, Beginning of period..................       1,123           5,014                -
                                                                -------------    --------------   -------------
CASH AND CASH EQUIVALENTS, End of period........................ $    31,555      $    1,057       $   31,555
                                                                =============    ==============   =============



See accompanying notes to consolidated condensed financial statements.


                                                                         PART I.
                                                                         Item 1.
                               SPRINT SPECTRUM L.P.
                                 (As Reorganized)
                        (A Development Stage Enterprise)
       Notes to Consolidated Condensed Financial Statements (Unaudited)
                             June 30, 1996 and 1995


The information contained in this Form 10-Q for the three and six-month interim periods ended June 30, 1996 and 1995 and the cumulative period from October 24, 1994 (date of inception) to June 30, 1996 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made (See Note 1).

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1996.

1.    Basis of Presentation

Prior to July 1, 1996, substantially all wireless operations of Sprint Spectrum L.P. and subsidiaries and Sprint Spectrum Holding Company, L.P. and subsidiaries ("Holdings") were conducted at Holdings and substantially all operating assets and liabilities, with the exception of the interest in an unconsolidated subsidiary and the ownership interest in PCS licenses, were held at Holdings. As of July 1, 1996, Holdings transferred these net assets, and assigned agreements related to the wireless operations to which it was a party to Sprint Spectrum L.P. (the "Reorganization").

For purposes of these financial statements, these transactions have been treated as transactions between entities under common control and accounted for in a manner similar to a pooling of interest ("As Reorganized").

Accordingly, Sprint Spectrum L.P.'s historical financial statements have been restated to reflect those operations of Holdings that were transferred on July 1, 1996 on a pooled basis. Information with respect to the financial position and results of operations of the separate operations pooled herein is as follows (in thousands):

                                                                  Sprint
                                                               Spectrum L.P.       Holdings          Combined
Total Assets
   December 31, 1995........................................   $  2,211,918       $  2,244,343     $  2,244,343
   June 30, 1996 (unaudited)................................      2,268,805          2,561,328        2,561,328

Partners' Capital & Accumulated Deficit
   December 31, 1995........................................      2,201,704          2,178,069        2,183,070
   June 30, 1996 (unaudited)................................      2,258,426          2,469,529        2,472,384

Net Loss
   December 31, 1995........................................        (49,531)          (110,429)        (110,428)
   June 30, 1996 (unaudited)................................        (81,278)          (158,195)        (158,195)

The Partnership, as used in these financial statements, refers to Sprint Spectrum L.P. and subsidiaries inclusive of those operations of Holdings combined therewith.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. In addition, the Partnership estimates its share of the losses in an unconsolidated partnership based on expected allocation percentages in effect throughout the year. Actual results could differ from those estimates.

Paging Services: The Company has commenced paging services pursuant to agreements with Paging Network Equipment Company (Pagenet) and Sprint Communications, L.P. (Sprint). Through June 30, 1996, paging revenues were approximately $917,000 and were offset in Other Income by an equal amount of operating expenses and management fees paid to Sprint.


2.    Organization

Sprint Spectrum L.P. is a limited partnership formed in Delaware on March 28, 1995, by Sprint Spectrum Holding Company, L.P. ("Holdings") and MinorCo, L.P. both of which were formed by Sprint Enterprises, L.P., TCI Telephony Services, Inc. (as successor in interest to TCI Network Services), Comcast Telephony Services and Cox Telephony Partnership (collectively, the "Partners"). The Partners are subsidiaries of, respectively, Sprint Corporation ("Sprint"), Tele-Communications, Inc. ("TCI"), Comcast Corporation ("Comcast") and Cox Communications, Inc. ("Cox", and together with Sprint, TCI and Comcast, the "Parents"). The Partnership was formed pursuant to a reorganization of the operations of an existing partnership, WirelessCo, L.P. In March 1995, the partners of WirelessCo, L.P. transferred their interest in WirelessCo, L.P. to Holdings. The Partnership and certain other affiliated partnerships are doing business as Sprint Spectrum and will offer services as Sprint PCS.

On May 15, 1996, Sprint Spectrum Equipment Company, L.P. ("EquipmentCo") and Sprint Spectrum Realty Company, L.P.("RealtyCo") were organized as subsidiaries of Sprint Spectrum L.P. and MinorCo, L.P. for the purpose of holding PCS network-related assets. On May 20, 1996, an additional subsidiary of Sprint Spectrum L.P., Sprint Spectrum Finance Corporation ("FinCo"), was also formed to be a co-obligor of the debt obligations discussed in Note 5.

The Partnership is consolidated with its subsidiaries, WirelessCo, L.P., EquipmentCo, RealtyCo and FinCo. These entities are development stage enterprises. The partners of Sprint Spectrum L.P. have the following ownership interests as of December 31, 1995:

 Sprint Spectrum Holding Company, L.P. (general partner)........greater than 99%
 MinorCo, L.P. (limited partner)....................................less than 1%


The Partnership and its subsidiaries are development stage enterprises. The success of their development is dependent on a number of business factors, including securing financing to complete network construction and fund initial operations, successfully deploying the PCS network and attaining profitable levels of market demand for Partnership products and services. The Partnership and its subsidiaries have not yet generated operating revenues from PCS services.

3.    Investment in Unconsolidated Partnership

On January 9, 1995, WirelessCo, L.P., acquired a 49% limited partnership interest in American PCS, L.P. ("APC"). American Personal Communications, Inc. ("APC, Inc.") holds a 51% partnership interest in APC and is the general managing partner. The investment in APC is accounted for under the equity method. Summarized financial information of APC as of June 30, 1996 and December 31, 1995 is as follows (in thousands):

                                           June 30, 1996      December 31, 1995
                                         ----------------    ------------------
     Total assets.....................      $ 275,322            $ 237,326
     Total liabilities................        297,047              171,180
     Total revenues...................         29,974                5,153
     Net loss.........................         92,004               51,551

4.    Vendor Financing

 The Company has obtained financing commitments from Northern Telecom Inc. ("Nortel") for $1.3 billion and from Lucent Technologies Inc. ("Lucent") for $1.8 billion multiple drawdown term loan facilities. The proceeds of such facilities will be used to finance the purchase of goods and services provided by the vendors. The financing will be nonrecourse to, and will not be guaranteed by, the Parents or the Partners. At June 30, 1996, the Company had received equipment and services totaling approximately $44 million from Lucent and Nortel, of which $23 million had been paid, and $21 million is included in the accompanying statements as payable to vendors expected to be financed.

5.    Subsequent Events

Senior Notes and Senior Discount Notes: In August 1996, Sprint Spectrum L.P. and Sprint Spectrum Finance Corporation (together, the "Issuers") issued $250 million aggregate principal amount of 11% Senior Notes due 2006 ("the Senior Notes"), and $500 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes due 2006 (the "Senior Discount Notes" and, together with the Senior Notes, the "Notes"). The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and generated proceeds of approximately $273 million. Cash interest on the Senior Notes will accrue at a rate of 11% per annum and is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1997. Cash interest will not accrue or be payable on the Senior Discount Notes prior to August 15, 2001. Thereafter, cash interest on the Senior Discount Notes will accrue at a rate of 12 1/2% per annum and will be payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 2002.

On August 15, 2001, the Issuers will be required to redeem an amount equal to $384.772 per $1,000 principal amount at maturity of each Senior Discount Note then outstanding ($192 million in aggregate principal amount at maturity, assuming all of the Senior Discount Notes remain outstanding at such date).

The Senior Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after August 15, 2001 at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12 month period beginning on August 15 of the years indicated below:

             Year                            Redemption Price
           --------                          ----------------
             2001                                105.500%
             2002                                103.667%
             2003                                101.833%
             2004 and thereafter                 100.000%

In addition, prior to August 15, 1999, the Issuers may redeem up to 35% of the originally issued principal amount of Senior Notes at a redemption price equal to 111.0% of the principal amount of the Senior Notes so redeemed, plus accrued and unpaid interest, if any, to the redemption date with the net proceeds of one or more public equity offerings (as defined), provided that at least 65% of the originally issued principal amount of Senior Notes would remain outstanding immediately after giving effect to such redemption.

The Senior Discount Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after August 15, 2001, at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12 month period beginning on August 15 of the year indicated below:

             Year                            Redemption Price
           --------                          ----------------
             2001                                110.000%
             2002                                106.500%
             2003                                103.250%
             2004 and thereafter                 100.000%

In addition, prior to August 15, 1999, the Issuers may redeem up to 35% of the originally issued principal amount at maturity of Senior Discount Notes at a redemption price equal to 112.5% of the accreted value at the redemption date of the Senior Discount Notes so redeemed with the net proceeds of one or more public equity offerings, provided that at least 65% of the originally issued principal amount at maturity of the Senior Discount Notes would remain outstanding immediately after giving effect to such redemption.

The Notes contain certain restrictive covenants, including (among other requirements) limitations on additional indebtedness, limitations on restricted payments, limitations on liens, and limitations on dividends and other payment restrictions affecting restricted subsidiaries (as defined).

APC Transfer: Effective August 31, 1996, WirelessCo's partnership interest in APC, the existing loans to APC, and obligations to provide additional funding to APC were transferred to Holdings.

Handset Purchase Agreement: In September 1996, the Company entered into a three-year contract with Samsung Electronics for the purchase of handsets totaling more than $600 million. Under the terms of this agreement, the purchase of handsets will commence on or after April 1, 1997.

                                                                         PART I.
                                                                         Item 2.
                              SPRINT SPECTRUM L.P.
                                (As Reorganized)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Sprint Spectrum's (As Reorganized) consolidated financial statements and notes thereto. The term "Company" refers to Sprint Spectrum L.P. and its direct and indirect subsidiaries, including Sprint Spectrum Finance Corporation ("FinCo"), WirelessCo, L.P. ("WirelessCo"), Sprint Spectrum Realty Company, L.P. ("RealtyCo") and Sprint Spectrum Equipment Company, L.P. ("EquipmentCo"). The Company's consolidated financial information has not been separately included for the period presented because it would not reflect the financial condition of the Company following the transfer of all of Holdings' assets used in the Company's PCS business and the planned distribution of the Company's interest in APC to Holdings. The Sprint Spectrum (As Reorganized) financial information that is presented reflects the transfer of the operations of Holdings to the Company which took place on July 1, 1996.

The Company includes certain estimates, projections and other forward-looking statements in its reports as well as in presentations to analysts and others and in other material disseminated to the public. There can be no assurances of future performance and actual results may differ materially from those in the forward-looking statements. Factors which could cause actual results to differ materially from estimates or projections contained in forward-looking statements include:

      - the effects of vigorous competition in the markets in which the Company will operate;
      -   the cost of entering new markets  necessary to provide  services;
      - the impact of any unusual items resulting from ongoing evaluations of the Company's business strategies;
      -   requirements imposed  on  the   Company   and  its   competitors   by
          the Federal Communications Commission ("FCC") and state regulatory commissions under the Telecommunications Act of 1996;
      - the possibility of one or more of the markets in which the Company will compete being impacted by variations in political, economic or other factors over which the Company has no control; and
      -   unexpected results in litigation.

General

The Company is a development stage enterprise formed for the purpose of establishing a nationwide personal communications service ("PCS") wireless telecommunications network. The Company acquired PCS licenses in the FCC's A Block and B Block PCS auction which concluded in March 1995 to provide service to 29 major trading areas ("MTAs") covering 150.3 million Pops. Additionally, Cox has agreed to contribute to the Company, upon FCC approval, which is pending, a PCS license for the Omaha MTA. The Company has also affiliated and expects to continue to affiliate with other PCS providers. Pursuant to affiliation agreements, each affiliated PCS service provider will use the Sprint(R) (a registered trademark of Sprint Communications Company, L.P.) brand name. Holdings owns a 49% limited partnership interest in American PCS, L.P. ("APC"), which owns a PCS license for, and operates a broadband PCS system in, the Washington D.C./Baltimore MTA. APC has affiliated with the Company and is marketing its products and services under the Sprint brand name. Holdings also expects to acquire a 49% limited partnership interest in Cox Communication PCS, L.P., a partnership that will be formed to hold a PCS license for the Los Angeles-San Diego MTA covering 21.5 million Pops. Cox, which currently owns this license, has agreed to contribute the license to Cox Communication PCS, L.P. and will manage and control Cox Communication PCS, L.P. The Company expects to sign an affiliation agreement with Cox Communication PCS, L.P. by the end of the third quarter of 1996. At the same time, the Company also expects to affiliate with, and provide various services to, PhillieCo, L.P. ("PhillieCo"), a limited partnership organized by and among subsidiaries of Sprint, TCI and Cox that owns a PCS license for the Philadelphia MTA covering 9.1 million Pops.

To date, the Company has incurred expenditures in conjunction with PCS license acquisitions, initial design and construction of the PCS network, engineering, marketing, administrative and other start up related expenses. The Company has not yet commenced commercial operations for its PCS services and, as a result, has not yet generated operating revenue or earnings. The Company intends to initiate the commercial launch of its service in the fourth quarter of 1996 with service in most MTAs by the end of the first quarter of 1997. Pop coverage at the end of the initial launch period (approximately the end of the first quarter of 1997) is expected to reach approximately 60% of the Pops in all of the Company's license areas with coverage in the individual license areas ranging from 19% to 80%. The timing of launch in individual markets will be determined by various factors, principally zoning and microwave relocation factors, equipment delivery schedules and local market and competitive considerations. The Company intends to continue to expand its coverage in its PCS markets to reach approximately 70% of the Pops in its existing license areas in the aggregate by the end of 1997. The extent to which the Company is able to generate operating revenue and earnings is dependent on a number of business factors, including securing financing to complete network construction and fund initial operations and operating losses, successfully deploying the PCS network and attaining profitable levels of market demand for the Company's products and services.

Liquidity and Capital Resources

The buildout of the Company's PCS network and the marketing and distribution of the Company's PCS products and services will require substantial capital. The Company currently estimates that its capital requirements (capital expenditures, the cost of its existing licenses, working capital, debt service requirements and anticipated operating losses) for the period from inception through the end of 1998 (assuming substantial completion of the Company's network buildout to cover 80% of the Pops in its current license areas in the aggregate by the end of 1998) will total approximately $7.9 billion (of which approximately $2.5 billion had been expended as of June 30, 1996). The Company will also require substantial additional capital for new license acquisitions or investments in entities making license acquisitions (if any) and, after 1998, for coverage expansion, volume-driven network capacity and other capital expenditures for existing and new license areas (if any), working capital, debt service requirements and anticipated further operating losses. Costs associated with the network buildout include switches, base stations, towers, antennae, radio frequency engineering, cell site construction and microwave relocation. Management estimates that capital expenditures associated with the buildout will total approximately $3.8 billion from inception through 1998, including $3.0 billion in 1996. Actual amounts of the funds required may vary materially from these estimates and additional funds would be required in the event of significant departures from the current business plan, new license acquisitions, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and other technological risks.

The Company currently has no sources of revenue to meet its capital requirements and has relied upon capital contributions and advances from Holdings. Holdings also requires capital for its affiliate investments and other partnership purposes. The Partners have agreed to contribute up to an aggregate of $4.2 billion of equity to Holdings (to the extent required by the annual budgets of Holdings) through fiscal 1999, as approved by the Partners. As of June 30, 1996, approximately $2.7 billion had been contributed to Holdings, of which $2.5 billion had been contributed to the Company and the remaining $0.2 billion had been contributed or advanced to APC. The Company currently intends to obtain up to $1.1 billion of additional equity following June 30, 1996, resulting in $3.6 billion in aggregate invested equity capital in the Company, although there can be no assurance that any additional capital will be obtained in the form of equity from the Parents or otherwise. The Parents have committed to make available to the Company or cause Holdings to make available to the Company up to $1.0 billion of such additional equity, to the extent required by the Company to fund any projected cash shortfall, under a Capital Contribution Agreement among the Company and the Parents that provides for $1.0 billion in aggregate equity commitments (less, subject to certain exceptions, amounts of cash equity contributed to the Company after December 31, 1995). The Company's business plan and the financial covenants and other terms of the Secured Financing (defined below) will require such additional equity financing prior to the end of 1998, absent a new financing source. The $1.0 billion portion of the $4.2 billion not invested in the Company that may be available to Holdings from the Partners may be used by Holdings to fund Holdings' other affiliate commitments, to make other wireless investments and/or to make new license acquisitions. Amounts budgeted by the Partners in future years will determine the extent to which the commitments will actually be utilized.

The Company has obtained commitment letters for up to an aggregate of $5.1 billion of senior secured loans from certain third parties. The Company has obtained a commitment letter from Nortel in which Nortel has committed to provide up to $1.3 billion in senior secured loans to finance purchases of Nortel's PCS equipment and related services. The Company has also obtained a commitment letter from Lucent in which Lucent committed to provide up to $1.8 billion in senior secured loans (together with the Nortel commitment, the "Vendor Financing"). Under the related procurement contracts with Lucent and Nortel, the Company is required to purchase minimum amounts of equipment and services from each vendor. The Nortel portion of the Vendor Financing requires, as a condition to funding, the commitment of additional financing from third parties, including the Senior Notes and Senior Discount Notes, the Bank Credit
Facility (defined below) or other debt financing and equity financing. The Company will use the proceeds from the Vendor Financing to fund the purchase of the equipment and software manufactured by the vendors as well as substantially all of the construction and ancillary equipment (e.g., towers, antennae, cable) required to construct the Company's PCS network. These facilities will serve as the primary financing mechanism for the buildout of the network. The Company has received a commitment letter from Chase Securities Inc. and The Chase Manhattan Bank ("Chase") in which Chase has committed to provide a fully underwritten $2.0 billion bank credit facility (the "Bank Credit Facility" and, together with the Vendor Financing, the "Secured Financing") to finance working capital, capital expenditures, operating losses and other partnership purposes.

In August 1996 the Issuers issued $250 million aggregate principal amount of the Senior Notes and $500 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes. The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and generated proceeds of approximately $273 million. Cash interest on the Senior Notes will accrue at a rate of 11% per annum and is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1997. Cash interest will not accrue or be payable on the Senior Discount Notes prior to August 15, 2001. Thereafter, cash interest on the Senior Discount Notes will accrue at a rate of 12 1/2% per annum and will be payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 2002. On August 15, 2001, the Issuers will be required to redeem an amount equal to $384.772 per $1,000 principal amount at maturity of each Senior Discount Note then outstanding ($192 million in aggregate principal amount at maturity, assuming all of the Senior Discount Notes remain outstanding at such date). The proceeds of approximately $509 million from the issuance of the Notes (net of approximately $14 million of underwriting discounts, commissions, and offering expenses) will be used to fund capital expenditures, including the buildout of the nationwide PCS network, to fund working capital as required, to fund operating losses and for other partnership purposes.

Sources of funding for the Company's further financing requirements may include additional vendor financing, public offerings or private placements of equity and/or debt securities, commercial bank loans and/or capital contributions from Holdings or the Partners. There can be no assurance that the Secured Financing or any additional financing can be obtained on a timely basis and on terms acceptable to the Company and within limitations contained in the Note indentures, the agreements governing the Secured Financing and any new financing arrangements. Failure to obtain any such financing could result in the delay or abandonment of the Company's development and expansion plans and expenditures or the failure to meet regulatory requirements. It also could impair the Company's ability to meet its debt service requirements and could have a material adverse effect on its business.

For the year-to-date period ended June 30, 1996, Sprint Spectrum (As Reorganized) used cash of $53 million in operating activities, which consisted of the operating loss of $158 million which is offset, in part, by the equity in the loss of APC and increased payables and other accruals. Cash used in investing activities totaled $363 million, consisting of capital expenditures and microwave relocation costs of $225 million and advances to APC of $138 million. Since inception, substantially all of the cash used in operations and for investing activities has been provided by the Partners in the form of cash equity contributions, which totaled $2.7 billion through June 30, 1996.

Effective August 31, 1996, WirelessCo's partnership interest in APC, the existing loans to APC, and obligations to provide additional funding to APC were transferred to Holdings. As of June 30, 1996, $98 million of equity had been contributed and $139 million of partner advances had been extended to APC.

Results of Operations

For the Three Months Ended June 30, 1996

Sprint Spectrum (As Reorganized) incurred a loss of $91 million for the three months ended June 30, 1996, which includes equity in APC loss of $45 million. There was no amortization of licenses during the period as PCS service had not been launched commercially. Professional and legal fees of $13 million were incurred in connection with the development of the Company's infrastructure, including services associated with the cell site acquisition and leases; network design and buildout; and development and implementation of information systems, including an integrated customer care, network management and billing system.

For the Six Months Ended June 30, 1996

Sprint Spectrum (As Reorganized) incurred a loss of $158 million for the six months ended June 30, 1996, which includes equity in APC loss of $81 million. There was no amortization of licenses during the period as PCS service had not been launched commercially. Professional and legal fees of $24 million were incurred in connection with the development of the Company's infrastructure, including services associated with the cell site acquisition and leases; network design and buildout; and development and implementation of information systems, including an integrated customer care, network management and billing system.

                                                                        PART II.
                                                               Other Information

Item 1.  Legal Proceedings

         On March 14, 1996, the Company filed a lawsuit against the City of Medina, Washington in the United States District Court for the Western District of Washington. The Medina City Council passed a resolution on February 13, 1996 creating a six-month moratorium (which may be extended) on approval of permits for wireless communication facilities in the City of Medina. The Company is seeking injunctive and declaratory relief against this resolution under the 1996 Act. The Court denied the Company's motion for preliminary injunctive relief in May 1996. The proceeding has been stayed pending resolution of the Company's pending site application and consideration of a revised land use ordinance adopted by the City. Although the ultimate outcome of this litigation and the pending application of the Company is uncertain, the Company is confident that these proceedings will not delay the introduction of service in the Seattle, Washington MTA. While the Company does not believe that the outcome of the pending litigation will, individually, have a material adverse effect on the Company, there can be no assurance that similar actions taken by other government authorities in other locations will not, in the aggregate, have a material adverse effect on the Company.

         The Company is involved in various legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of these proceedings, the Company believes that the outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

         There were no reportable events during the quarter ended June 30, 1996.

Item 3.  Defaults On Senior Securities

         There were no reportable events during the quarter ended June 30, 1996.

Item 4.  Submission of Matters to Votes of Security Holders

         There were no reportable events during the quarter ended June 30, 1996.

Item 5.  Other Information

         The Company has changed the address of its principal executive offices to:

              4900 Main Street
              Kansas City, Missouri  64112

         As part of a reorganization of operations described in the Registrant's prospectus dated August 20, 1996, WirelessCo transferred to Sprint Spectrum Holding Company, L.P. WirelessCo's partnership interest in APC, its outstanding loans to APC, and its obligations to provide additional funding to APC, effective August 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

         3.2 Certificate of Limited Partnership of Sprint Spectrum L.P. (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).
         3.3 Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (renamed Sprint Spectrum Holding Company, L.P.) dated January 31, 1996, among Sprint Spectrum, L.P. (renamed Sprint Enterprises, L.P.), TCI Network Services, Comcast

                  Telephony Services and Cox Telephony Partnership (incorporated by reference to Form S-1 Registration Statement, Registration No.333-06609, filed on June 21, 1996).
         3.4 Agreement of Limited Partnership of MajorCo Sub, L.P. (renamed Sprint Spectrum L.P.), dated as of March 28, 1995, among MajorCo, L.P. and MinorCo, L.P. Corporation (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).
         4.1 Senior Note Indenture, dated August 23, 1996, between Sprint Spectrum L.P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, the form of which was filed on July 30, 1996).
         4.2      Form of Senior Note (included in Exhibit 4.1).
         4.3 Senior Discount Note Indenture, dated August 23, 1996, between Sprint Spectrum L.P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, the form of which was filed on July 30, 1996).
         4.4      Form of Senior Discount Note (included in Exhibit 4.3).
         10.1 Procurement and Services Contract, dated as of January 31, 1996, between MajorCo, L.P. and Northern Telecom Inc. [Certain schedules omitted] (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on July 30, 1996).
         10.2 Procurement and Services Contract, dated as of January 31, 1996, between MajorCo, L.P., and AT&T Corp. [Certain schedules omitted] (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on July 30,
                  1996).
         10.3 Amended and Restated Sprint Trademark License Agreement, dated as of January 31, 1996, between Sprint Communications Company, L.P. and MajorCo, L.P. (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on July 30, 1996).
         10.4 Paging Sales Agency Agreement, dated as of January 17, 1996, between MajorCo, L.P. and Sprint Communications Company, L.P. [Certain schedules omitted] (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on July 30, 1996).
         10.5 WirelessCo Affiliation Agreement, dated as of January 9, 1995, between American PCS, L.P., and WirelessCo, L.P. (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on July 30, 1996).
         10.6 Second Amended and Restated Limited Partnership Agreement dated as of January 9, 1995, among American Personal Communications, Inc., WirelessCo, L.P. and The Washington Post Company (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on July 30,
                  1996).
         10.7 Purchase and Supply Agreement dated as of June 21, 1996, between Sprint Spectrum L.P. and QUALCOMM Personal Electronics and QUALCOMM Incorporated and Sony Electronics Inc. [Certain schedules omitted] (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on August 12, 1996).
         10.8 Commitment Letter of Northern Telecom Inc. to Sprint Spectrum L.P. dated as of June 11, 1996.(incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on August 12, 1996).
         10.9 Commitment Letter of Chase Securities Inc. and Chemical Bank to Sprint Spectrum L.P. dated June 7, 1996 (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on August 12, 1996).
         10.10 Commitment Letter from Lucent Technologies, Inc. to Sprint Spectrum L.P. dated June 21, 1996 (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on August 12, 1996).

         10.11    Employment Agreement, dated as of September 29, 1995, between
                  MajorCo, L.P. and Joseph M. Gensheimer (incorporated by
                  reference to Form S-1 Registration Statement, Registration No.
                  333-06609, filed on July 30, 1996).
         10.12    Assignment, Assumption and Amendment No. 1, dated as of June
                  21, 1996, to Procurement and Services Agreement, dated as of
                  January 31, 1996, between MajorCo, L.P. and AT&T Corp.
                  (incorporated by reference to Form S-1 Registration Statement,
                  Registration No. 333-06609, filed on July 30, 1996).
         10.13    Assignment, Assumption and Amendment No. 1, dated as of June
                  26, 1996, to Procurement and Services Contract, dated as of
                  January 31, 1996, between MajorCo, L.P. and Northern Telecom,
                  Inc. (incorporated by reference to Form S-1 Registration
                  Statement, Registration No. 333-06609, filed on July 30,
                  1996).
         10.14    Assignment and Assumption, dated as of July 1, 1996, between
                  Sprint Spectrum Holding Company, L.P., Sprint Spectrum L.P.,
                  and Sprint Spectrum Realty Company, L.P. (incorporated by
                  reference to Form S-1 Registration Statement, Registration No.
                  333-06609, filed on July 30, 1996).
         10.15    Property Use Agreement, dated as of July 1, 1996, between
                  Sprint Spectrum Realty Company, L.P. and Sprint Spectrum L.P.
                  (incorporated by reference to Form S-1 Registration Statement,
                  Registration No. 333-06609, filed on July 30, 1996).
         10.16    Assignment and Assumption, dated as of July 1, 1996, between
                  Sprint Spectrum Holding Company, L.P., Sprint Spectrum L.P.
                  and Sprint Spectrum Equipment Company, L.P. (incorporated by reference to Form S-1 Registration Statement, Registration No.
                  333-06609, filed on July 30, 1996).
         10.17    Equipment Lease Agreement, dated as of July 1, 1996, between
                  Sprint Spectrum Equipment Company, L.P. and Sprint Spectrum
                  L.P. [Schedule omitted] (incorporated by reference to Form S-1
                  Registration Statement, Registration No. 333-06609, filed on
                  July 30, 1996).
         10.18    Customer Account and Billing System Agreement, dated as of
                  February 26, 1996, between Sprint Spectrum L.P. and Cincinnati
                  Bell Information Systems Inc. [Schedules omitted]
                  (incorporated by reference to Form S-1 Registration Statement,
                  Registration No. 333-06609, filed on July 30, 1996).
         10.19    Capital Contribution Agreement, dated as of July 15, 1996, among Sprint Corporation, Tele-Communications, Inc., Comcast
                  Corporation, Cox Communications, Inc. and Sprint Spectrum L.P.
                  (incorporated by reference to Form S-1 Registration Statement,
                  Registration No. 333-06609, filed on July 30, 1996).
         10.20    Employment Agreement, dated as of July 29, 1996, between
                  Sprint Spectrum Holding Company, L.P. and Andrew Sukawaty
                  (incorporated by reference to Form S-1 Registration Statement,
                  Registration No. 333-06609, filed on August 12, 1996).
         10.21    First Amendment to Capital Contribution Agreement, dated as of
                  July 29, 1996, among Sprint Corporation, Tele-Communications,
                  Inc., Comcast Corporation, Cox Communications, Inc. and Sprint
                  Spectrum L.P. (incorporated by reference to Form S-1
                  Registration Statement, Registration No. 333-06609, filed on
                  August 12, 1996).
         10.22    Letter Agreement, dated as of August 31, 1996, between
                  American PCS, L.P., American Personal Communications Inc.,
                  WirelessCo, L.P., Sprint Spectrum L.P. and Sprint Spectrum
                  Holding Company, L.P. [Exhibits omitted].
         27       Financial data schedule

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1996.

+

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    SPRINT SPECTRUM L.P.
                                    (Registrant)





                                    By     /s/  John W. Meyer
                                           John W. Meyer
                                           Vice President and Controller



Dated:  September 26, 1996