Form 10-Q
period 1996-09-30
SPRINT SPECTRUM L P
filed 1996-11-12
CIK 1015551

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           SEPTEMBER 30, 1996
                                -----------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number                   333-06609-01

                              SPRINT SPECTRUM L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                           48-1165245
(State or other jurisdiction of incorporation      (IRS Employer
                     or organization)             Identification No.)

                 4900 Main Street, Kansas City, Missouri, 64112
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (816) 559-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes    X          No

--------------------------------------------------------------------------------
                              SPRINT SPECTRUM L.P.
--------------------------------------------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX



                                                                       Page
                                                                       Number
                                                                   -------------

Part I - Financial Information...................................      1 - 8

     Item 1.  Financial Statements...............................      1 - 3

         Consolidated Condensed Balance Sheets...................        1

         Consolidated Condensed Statements of Operations.........        2

         Consolidated Condensed Statements of Cash Flows.........        3

         Notes to Consolidated Condensed Financial Statements....      4 - 8

     Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................      9 - 12

Part II - Other Information

     Item 1.  Legal Proceedings..................................        13

     Item 2.  Changes in Securities..............................        13

     Item 3.  Defaults On Senior Securities......................        13

     Item 4.  Submission of Matters to a Vote of Security Holders        13

     Item 5.  Other Information..................................        13

     Item 6.  Exhibits and Reports on Form 8-K...................     13 - 14

Signature........................................................        15

Exhibits


                                                                                                                             PART I.
                                                                                                                             Item 1.
                                               SPRINT SPECTRUM L.P.
                                                 (As Reorganized)
                                         (A Development Stage Enterprise)
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                                  (In Thousands)


                                                                             September 30,          December 31,
                                                                                 1996                   1995
                                                                            --------------        --------------
                                                                              (Unaudited)
                               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.........................................  $           460,296    $            1,123
   Receivable from affiliates........................................                8,124                   340
   Other receivables.................................................                1,176                     -
   Prepaid expenses and other assets.................................                7,889                   188
                                                                           -----------------     -----------------
     Total current assets............................................              477,485                 1,651

INVESTMENT IN PCS LICENSES...........................................            2,124,594             2,124,594

INVESTMENT IN UNCONSOLIDATED PARTNERSHIP.............................                    -                85,546

NOTE RECEIVABLE--UNCONSOLIDATED PARTNERSHIP...........................                   -                   655

PROPERTY, PLANT AND EQUIPMENT, Net...................................            1,087,111                31,897

MICROWAVE RELOCATION COSTS, Net......................................               72,039                     -

OTHER ASSETS.........................................................               15,035                     -

                                                                           =================     =================
TOTAL ASSETS.........................................................  $         3,776,264    $        2,244,343
                                                                           =================     =================

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Current maturities of long-term debt--affiliate....................  $            5,000    $                -
   Current maturities of long-term debt--other........................                  48                     -
   Accounts payable..................................................               87,208                47,503
   Accrued expenses..................................................               25,890                 1,700
   Accrued interest--affiliate........................................                 460                   214
                                                                           -----------------     -----------------
     Total current liabilities.......................................              118,606                49,417

DEFERRED COMPENSATION................................................                8,981                 1,856

NOTE PAYABLE--AFFILIATE...............................................                   -                 5,000

SENIOR NOTES PAYABLE.................................................              250,000                     -

SENIOR DISCOUNT NOTES PAYABLE, net of unamortized discount of
    $222,984 at September 30, 1996...................................              277,016                     -

CONSTRUCTION OBLIGATIONS.............................................              700,990                     -

OTHER LONG TERM DEBT.................................................                  706                     -

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNER INTEREST IN CONSOLIDATED
   SUBSIDIARY........................................................                5,000                 5,000

PARTNERS' CAPITAL AND ACCUMULATED DEFICIT:
   Partners' capital.................................................            2,781,383             2,296,806
   Deficit accumulated during the development stage..................             (366,418)             (113,736)
                                                                           -----------------     -----------------
     Total partners' capital.........................................            2,414,965             2,183,070

                                                                           =================     =================
TOTAL LIABILITIES AND PARTNERS' CAPITAL..............................  $         3,776,264    $        2,244,343
                                                                           =================     =================

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


                                                                                                           Cumulative
                                                                                                           Period from
                                                                                                           October 24,
                                                                                                          1994 (date of
                                                                                                          inception) to
                                     Three Months Ended September 30,   Nine Months Ended September 30,   September 30,
                                     ------------------------------------------------------------------------------------
                                          1996             1995              1996             1995            1996
-------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Operating expenses...............    $    3,850         $      -      $      6,949        $       -     $      6,949
   Selling, general and
      administrative................        82,088           11,782           156,227           19,927          223,830
   Depreciation.....................         1,197               62             1,835              161            2,084
                                     ---------------  ----------------  ---------------   --------------  ---------------
     Total operating expenses.......        87,135           11,844           165,011           20,088          232,863

LOSS FROM OPERATIONS................       (87,135)         (11,844)         (165,011)         (20,088)        (232,863)

OTHER INCOME (EXPENSE):
   Interest income..................         3,545                -             4,485                -            4,768
   Interest expense.................          (100)               -              (442)               -             (442)
   Other income.....................           355             (161)              570              306              608
   Equity in loss of unconsolidated
     partnership....................       (11,152)          (7,483)          (92,284)         (16,213)        (138,489)
                                     ---------------  ----------------  ---------------   --------------  ---------------
     Total other income (expense)...        (7,352)          (7,644)          (87,671)         (15,907)        (133,555)
                                     ---------------  ----------------  ---------------   --------------  ---------------
NET LOSS............................     $ (94,487)      $  (19,488)       $ (252,682)       $ (35,995)      $ (366,418)
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

                                                                                                 Cumulative
                                                                                                 Period from
                                                                                                October 24,
                                                                                                1994 (date of
                                                                     Nine Months Ended          inception) to
                                                                       September 30,            September 30,
                                                              -------------------------------------------------
                                                                   1996             1995             1996
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................      $  (252,682)      $ (35,995)    $   (366,418)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Equity in loss of unconsolidated partnership..........           92,284          16,213          138,489
     Depreciation  and amortization........................            5,541             161            5,791
     Loss on equipment.....................................                -              31               31
     Changes in assets and liabilities:
       Receivables, prepaid expenses and other assets......          (19,052)         (1,083)         (19,580)
       Accounts payable and accrued expenses...............           64,141          15,649          113,558
       Deferred compensation...............................            7,125               -            8,981
                                                              ---------------  ---------------- ---------------
         Net cash used in operating activities.............         (102,643)         (5,024)        (119,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures....................................         (356,059)        (10,483)        (388,273)
   Proceeds on sale of equipment...........................                -              37               37
   Microwave relocation costs..............................          (72,039)              -          (72,039)
   Purchase of PCS licenses................................                -      (2,006,156)      (2,124,594)
   Investment in unconsolidated partnership................                -        (117,407)        (131,752)
   Loan to unconsolidated partnership......................         (172,000)              -         (172,655)
                                                              ---------------  ---------------- ---------------
         Net cash used by investing activities.............         (600,098)     (2,134,009)      (2,889,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt................          524,200               -          524,200
   Payments on long-term debt..............................              (11)                             (11)
   Debt issuance costs.....................................          (12,769)              -          (12,769)
   Limited partner interest in consolidated subsidiary.....                -           5,000            5,000
   Borrowings from affiliates..............................                -           5,000            5,000
   Partner capital contributions...........................          669,509       2,125,125        2,966,315
   Dividends paid..........................................          (19,015)              -          (19,015)
                                                              ---------------  ---------------- ---------------
         Net cash provided by financing activities.........        1,161,914       2,135,125        3,468,720

INCREASE (DECREASE) IN CASH AND CASH                          ---------------  ---------------- ---------------
   EQUIVALENTS.............................................          459,173          (3,908)         460,296

CASH AND CASH EQUIVALENTS, Beginning of period.............            1,123           5,014                -

                                                              ===============  ================ ===============
CASH AND CASH EQUIVALENTS, End of period...................     $    460,296    $      1,106    $     460,296
                                                              ===============  ================ ===============


NON-CASH INVESTING ACTIVITIES
     - The interest in an unconsolidated subsidiary of $165,917 was transferred to Sprint Spectrum Holding
       Company on August 31, 1996

     - Capital expenditures of $356,059 for the nine months ended September 30, 1996 are net of construction obligations of $700,990 to be financed


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



The information contained in this Form 10-Q for the three and nine-month interim periods ended September 30, 1996 and 1995 and the cumulative period from October 24, 1994 (date of inception) to September 30, 1996 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made (See Note 1).

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1996.

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

Accordingly, for periods prior to July 1, 1996, Sprint Spectrum L.P.'s historical financial statements have been restated to reflect those operations of Holdings that were transferred on July 1, 1996 on a pooled basis. Information with respect to the financial position and results of operations of the separate operations pooled herein is as follows (in thousands):

                                                                  Sprint
                                                               Spectrum L.P.       Holdings          Combined
Total Assets
   December 31, 1995........................................   $  2,211,918       $  2,244,343     $  2,244,343
   June 30, 1996............................................      2,268,805          2,561,328        2,561,328

Partners' Capital & Accumulated Deficit
   December 31, 1995........................................      2,201,704          2,178,069        2,183,070
   June 30, 1996............................................      2,258,426          2,469,529        2,472,384

Net Loss
   December 31, 1995........................................        (49,531)          (110,429)        (110,428)
   June 30, 1996............................................        (81,278)          (158,195)        (158,195)

The Partnership, as used in these financial statements, refers to Sprint Spectrum L.P. and subsidiaries inclusive of those operations of Holdings combined therewith through June 30, 1996.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. In addition, the Partnership estimates its share of the losses in an unconsolidated partnership based on expected allocation percentages. Actual results could differ from those estimates.

Paging Services: The Company has commenced paging services pursuant to agreements with Paging Network Equipment Company ("PageNet") and Sprint Communications Company, L.P. ("Sprint"). Through September 30, 1996, paging revenues were approximately $2,502,000 and were offset in Other Income by an equal amount of operating expenses and management fees paid to Sprint.


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

On May 15, 1996, Sprint Spectrum Equipment Company, L.P. ("EquipmentCo") and Sprint Spectrum Realty Company, L.P. ("RealtyCo") were organized as subsidiaries of Sprint Spectrum L.P. and MinorCo, L.P. for the purpose of holding PCS network-related assets. On May 20, 1996, an additional subsidiary of Sprint Spectrum L.P., Sprint Spectrum Finance Corporation ("FinCo"), was also formed to be a co-obligor of the debt obligations discussed in Note 4.

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

3.    Investment in Unconsolidated Partnership

On January 9, 1995, WirelessCo, L.P., acquired a 49% limited partnership interest in American PCS, L.P. ("APC"). American Personal Communications, Inc. ("APC, Inc.") holds a 51% partnership interest in APC and is the general managing partner. Effective August 31, 1996, WirelessCo's partnership interest in APC, the existing loans to APC, and obligations to provide additional funding to APC were transferred to Holdings pursuant to an amendment to the partnership agreement.

                                         August 31, 1996       December 31, 1995
                                        ------------------    ------------------
     Total assets........................   $ 293,914           $ 237,326
     Total liabilities...................     341,432             171,180
     Total revenues......................      41,555               5,153
     Net loss............................     120,547              51,551

4.   Senior Notes and Senior Discount Notes

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

The Senior Notes and Senior Discount Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after August 15, 2001 at the redemption prices set forth below, respectively, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12 month period beginning on August 15 of the years indicated below:

                                                         Senior Discount
                                      Senior Notes           Notes
             Year                    Redemption Price   Redemption Price
            ------                   ----------------   ----------------
             2001                        105.500%           110.000%
             2002                        103.667%           106.500%
             2003                        101.833%           103.250%
             2004 and thereafter         100.000%           100.000%


In addition, prior to August 15, 1999, the Issuers may redeem up to 35% of the originally issued principal amount of Senior Notes and Senior Discount Notes (at maturity). The redemption price of the Senior Notes is equal to 111.0% of the principal amount of the Senior Notes so redeemed, plus accrued and unpaid interest, if any to the redemption date with the net proceeds of one or more public equity offerings (as defined), provided that at least 65% of the originally issued principal amount of Senior Notes would remain outstanding immediately after giving effect to such redemption. The redemption price of the Senior Discount Notes is equal to 112.5% of the accreted value at the redemption date of the Senior Discount Notes so redeemed, with the net proceeds of one or more public equity offerings (as defined), provided that at least 65% of the originally issued principal amount at maturity of the Senior Discount Notes would remain outstanding immediately after giving effect to such redemption.

The Notes contain certain restrictive covenants, including (among other requirements) limitations on additional indebtedness, limitations on restricted payments, limitations on liens, and limitations on dividends and other payment restrictions affecting restricted subsidiaries (as defined).

5.  Commitments

Handset Purchase Agreement: In September 1996, the Company entered into a three-year contract for the purchase of handsets totaling more than $600 million. Under the terms of this agreement, the purchase of handsets will commence on or after April 1, 1997.

6.  Subsequent Events

Vendor Financing: As of October 2, 1996, the Company entered into financing agreements with Northern Telecom Inc. ("Nortel") and Lucent Technologies Inc. ("Lucent", and together with Nortel, the "Vendors") for multiple drawdown term loan facilities totaling $1.3 billion and $1.8 billion, respectively. The proceeds of such facilities are to be used to finance the purchase of goods and services provided by the Vendors.

Nortel has committed to provide financing in two phases. During the first phase, Nortel will finance up to $800 million. Once the full $800 million has been utilized and the Company obtains additional equity commitments and/or subordinated unsecured loans of at least $400 million and achieves certain operating conditions, Nortel will finance up to an additional $500 million. In addition, the Company will be obligated to pay origination fees on the date of the initial draw down loan under the first and second phases. The Nortel agreement terminates on the earliest of (a) the date the availability under the commitments is reduced to zero, (b) December 31, 2000, or (c) March 31, 1997 if no borrowings under the agreements have been drawn.

Lucent has committed to financing up to $1 billion through December 31, 1996, up to $1.5 billion through December 31, 1997, and up to an aggregate of $1.8 billion thereafter; however, availability will be limited to $1 billion if the Standard & Poor's rating of the Senior and Senior Discount Notes is lower than B at any time prior to January 1, 1997. The Company pays a facility fee on the daily amount of loans outstanding under the agreement, payable quarterly. The Lucent agreement terminates June 30, 2001.

The principal amounts of the loans drawn under both the Nortel and Lucent agreements are due in twenty consecutive quarterly installments, commencing on the date which is thirty-nine months after the last day of such "Borrowing Year" (defined in the agreements as any one of the five consecutive 12-month periods following the date of the initial drawdown of the loan). The aggregate amount due each year is equal to the percentages below multiplied by the total principal amount of loans during each Borrowing Year:

                   Year                      Percentage
                    4                            10%
                    5                            15
                    6                            20
                    7                            25
                    8                            30

The agreements provide two borrowing rate options. During the first phase of the Nortel agreement and throughout the term of the Lucent agreement "ABR Loans" bear interest at the greater of the prime rate, or 0.5% plus the Federal Funds effective rate, plus 2%. "Eurodollar Loans" bear interest at the London interbank (LIBOR) rate (any one of the 30-, 60- or 90-day rates, at the discretion of the Company), plus 3%. During the second phase of the Nortel agreement, ABR Loans bear interest at the greater of the prime rate, or 0.5% plus the Federal Funds effective rate, plus 1.5%; and Eurodollar loans bear interest at the LIBOR rate plus 2.5%. Interest from the date of each loan through one year after the last day of the Borrowing Year is added to the principal amount of each loan. Thereafter, interest is payable quarterly.


Bank Credit Facility: Sprint Spectrum L.P. entered into an agreement with The Chase Manhattan Bank ("Chase") as agent for a group of lenders for a $2 billion bank credit facility dated October 2, 1996. The proceeds of this facility are to be used to finance working capital needs, subscriber acquisition costs, capital expenditures and other general partnership purposes.

The facility consists of a revolving credit commitment of $1.7 billion and a $300 million term loan commitment, $150 million of which was drawn down upon closing and $150 million of which is to be drawn down within 90 days after closing. The amount available under the revolving credit facility was $450 million on October 11, 1996. The availability will be increased upon the achievement of certain financial and operating conditions as defined in the agreement. Commitment fees for the revolving portion of the agreement are payable quarterly based on average unused revolving commitments.

The revolving credit commitment expires July 13, 2005. Availability will be reduced in quarterly installments ranging from $75 million to $175 million commencing January 11, 2002. In addition, beginning January 1, 2000, the Company will be required to apply a portion of excess cash flow (as defined) to equally and ratably reduce commitments and loans under the agreement.

The term loans are due in sixteen consecutive quarterly installments beginning January 11, 2002 in aggregate principal amounts of $125,000 for each of the first fifteen payments with the remaining aggregate outstanding principal amount of the term loans due as the last installment.

Interest on the term loans and/or the revolving credit loans is at the applicable LIBOR rate plus 2.5% ("Eurodollar Loans"), or the greater of the prime rate, or 0.5% plus the Federal Funds effective rate, plus 1.5% ("ABR Loans"), at the Company's option. The interest rate may be adjusted downward for improvements in the bond rating and/or leverage ratios. Interest on ABR Loans and Eurodollar Loans with interest period terms in excess of 3 months is payable quarterly. Interest on Eurodollar Loans with interest period terms of less than 3 months is payable on the last day of the interest period.


Common Terms of Vendor Financing and Bank Credit Facility: The term "Secured Financing," as used herein, refers to the Vendor Financing and Bank Credit Facility.

Borrowings under the Secured Financing are secured by the partnership interests in WirelessCo, RealtyCo and EquipmentCo and certain other personal and real property (the "Shared Lien"). The Shared Lien equally and ratably secures the Secured Financing and certain other indebtedness of the Company. The Secured Financing is jointly and severally guaranteed by WirelessCo, RealtyCo and EquipmentCo. The Secured Financing is non-recourse to the Parents and the Partners.

The Secured Financing agreements contain certain restrictive financial and operating covenants, including (among other requirements) maximum debt ratios (including debt to total capitalization), limitations on capital expenditures, and limitations on additional indebtedness. The loss of the right to use the Sprint trademark, the termination or non-renewal of any FCC license that reduces population coverage below specified limits, or changes in controlling interest in the Company, as defined, among other provisions, constitute events of default.

                                                                         PART I.
                                                                         Item 2.
                              SPRINT SPECTRUM L.P.
                                (As Reorganized)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Sprint Spectrum's (As Reorganized) consolidated financial statements and notes thereto. The term "Company" refers to Sprint Spectrum L.P. and its direct and indirect subsidiaries, including Sprint Spectrum Finance Corporation ("FinCo"), WirelessCo, L.P. ("WirelessCo"), Sprint Spectrum Realty Company, L.P. ("RealtyCo") and Sprint Spectrum Equipment Company, L.P. ("EquipmentCo"). The Company's consolidated financial information has not been separately included for the period presented because it would not reflect the financial condition of the Company following the transfer of all of Sprint Spectrum Holding Company, L.P.'s ("Holdings") assets used in the Company's PCS business and the distribution of the Company's interest in APC to Holdings. The Sprint Spectrum (As Reorganized) financial information that is presented reflects the transfer of the operations of Holdings to the Company which took place on July 1, 1996.

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

General

The Company is a development stage enterprise formed for the purpose of establishing a nationwide personal communications service ("PCS") wireless telecommunications network. The Company acquired PCS licenses in the FCC's A Block and B Block PCS auction, which concluded in March 1995, to provide service to 29 major trading areas ("MTAs") covering 150.3 million Pops. Additionally, Cox has agreed to contribute to the Company, upon FCC approval, which is pending, a PCS license for the Omaha MTA. The Company has also affiliated and expects to continue to affiliate with other PCS providers. Pursuant to affiliation agreements, each affiliated PCS service provider will use the Sprint(R) (a registered trademark of Sprint Communications Company, L.P.) brand name. Holdings owns a 49% limited partnership interest in American PCS, L.P. ("APC"), which owns a PCS license for, and operates a broadband GSM PCS system in, the Washington D.C./Baltimore MTA. APC has affiliated with the Company and is marketing its products and services under the Sprint brand name. Holdings also expects to acquire a 49% limited partnership interest in Cox Communication PCS, L.P., a partnership that will be formed to hold a PCS license for the Los Angeles-San Diego MTA covering 21.5 million Pops. Cox, which currently owns this license, has agreed to contribute the license to Cox Communication PCS, L.P. and will manage and control Cox Communication PCS, L.P. The Company expects to sign an affiliation agreement with Cox Communication PCS, L.P. during the fourth quarter of 1996. At the same time, the Company also expects to affiliate with, and provide various services to, PhillieCo, L.P. ("PhillieCo"), a limited partnership organized by and among subsidiaries of Sprint, TCI and Cox that owns a PCS license for the Philadelphia MTA covering 9.1 million Pops. In addition, Sprint is currently participating in the FCC's D and E Block auction and is actively bidding on licenses for markets where the Company does not currently have license coverage. The Company expects to enter into affiliation agreement(s) with Sprint to provide service in license areas where Sprint successfully obtains PCS licenses.

To date, the Company has incurred expenditures in conjunction with PCS license acquisitions, initial design and construction of the PCS network, engineering, marketing, administrative and other start up related expenses. The Company has not yet commenced commercial operations for its PCS services and, as a result, has not yet generated operating revenue or earnings. The Company intends to initiate the commercial launch of its service in the fourth quarter of 1996 with service in most MTAs by the end of the first half of 1997. Pop coverage at the end of the initial launch period (approximately the end of the first half of 1997) is expected to reach approximately 57% of the Pops in all of the Company's license areas with coverage in the individual license areas ranging from 19% to 90%. The timing of launch in individual markets will be determined by various factors, principally zoning and microwave relocation factors, equipment delivery schedules and local market and competitive considerations. The Company intends to continue to expand its coverage in its PCS markets in its existing license areas based on actual market experience, customer demand, and reductions in the cost of technology. The extent to which the Company is able to generate operating revenue and earnings is dependent on a number of business factors, including securing financing to complete network construction and fund initial operations and operating losses, successfully deploying the PCS network and attaining profitable levels of market demand for the Company's products and services.

Liquidity and Capital Resources

The buildout of the Company's PCS network and the marketing and distribution of the Company's PCS products and services will require substantial capital. The Company currently estimates that its capital requirements (capital expenditures, the cost of its existing licenses, working capital, debt service requirements and anticipated operating losses) for the period from inception through the end of 1998 (based on the Company's current plans for its network buildout in its current license areas) will total approximately $8.9 billion (of which approximately $3.0 billion had been expended as of September 30, 1996). The
Company will also require substantial additional capital for new license acquisitions or investments in entities making license acquisitions (if any) and, after 1998, for coverage expansion, volume-driven network capacity and other capital expenditures for existing and new license areas (if any), working capital, debt service requirements and anticipated further operating losses. Costs associated with the network buildout include switches, base stations, towers, antennae, radio frequency engineering, cell site construction and microwave relocation. Management estimates that capital expenditures associated with the buildout will total approximately $3.8 billion through 1997, including $2.1 billion in 1996. Estimated capital expenditures have increased due to changes in the nature of certain network elements, actual construction experience to date and additional network capacity requirements. Actual amounts of the funds required may vary materially from these estimates and additional funds would be required in the event of significant departures from the current business plan, new license acquisitions, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and other technological risks.

The Company currently has no sources of revenue to meet its capital requirements and has relied upon capital contributions and advances from Holdings and third party and public debt. Holdings also requires capital for its affiliate investments and other partnership purposes. The Partners have agreed to contribute up to an aggregate of $4.2 billion of equity to Holdings (to the extent required by the annual budgets of Holdings as approved by the Partners) through fiscal 1999. As of September 30, 1996, approximately $3.0 billion had been contributed to Holdings, of which $2.7 billion had been contributed to the Company and the remaining $0.3 billion had been contributed or advanced to APC. The Company currently intends to obtain up to $0.9 billion of additional equity following September 30, 1996, resulting in $3.6 billion in aggregate invested equity capital in the Company, although there can be no assurance that any additional capital will be obtained in the form of equity from the Parents or otherwise. The Parents have committed to make available to the Company or cause Holdings to make available to the Company up to $1.0 billion of such additional equity, to the extent required by the Company to fund any projected cash shortfall, under a Capital Contribution Agreement among the Company and the Parents that provides for $1.0 billion in aggregate equity commitments (less, subject to certain exceptions, amounts of cash equity contributed to the Company after December 31, 1995). The Company's business plan and the financial covenants and other terms of the Secured Financing (defined below) will require such additional equity financing prior to the end of 1998, absent a new financing source. The $1.0 billion portion of the $4.2 billion not invested in the Company that may be available to Holdings from the Partners may be used by Holdings to fund Holdings' other affiliate commitments, to make other wireless investments and/or to make new license acquisitions. Amounts budgeted by the Partners in future years will determine the extent to which the commitments will actually be utilized.

The Company has entered into financing agreements for up to an aggregate of $5.1 billion of senior secured loans from certain third parties. Nortel has committed to provide up to $1.3 billion in senior secured loans to finance purchases of Nortel's PCS equipment and related services, Lucent has committed to provide up to $1.8 billion in senior secured loans (together with the Nortel commitment, the "Vendor Financing"). Under the related procurement contracts with Lucent and Nortel, the Company is required to purchase minimum amounts of equipment and services from each vendor. The Company will use the proceeds from the Vendor Financing to fund the purchase of the equipment and software manufactured by the vendors as well as substantially all of the construction and ancillary equipment (e.g., towers, antennae, cable) required to construct the Company's PCS network. These facilities will serve as the primary financing mechanism for the buildout of the network. The Company has entered into a credit agreement with The Chase Manhattan Bank ("Chase") in which Chase has committed to provide a fully underwritten $2.0 billion bank credit facility (the "Bank Credit Facility" and, together with the Vendor Financing, the "Secured Financing") to finance working capital, capital expenditures, operating losses and other partnership purposes.

In August 1996, the Issuers issued $250 million aggregate principal amount of the 11% Senior Notes and $500 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes. The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and generated proceeds of approximately $273 million. Cash interest on the Senior Notes will accrue at a rate of 11% per annum and is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1997. Cash interest will not accrue or be payable on the Senior Discount Notes prior to August 15, 2001. Thereafter, cash interest on the Senior Discount Notes will accrue at a rate of 12 1/2% per annum and will be payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 2002. On August 15, 2001, the Issuers will be required to redeem an amount equal to $384.772 per $1,000 principal amount at maturity of each Senior Discount Note then outstanding ($192 million in aggregate principal amount at maturity, assuming all of the Senior Discount Notes remain outstanding at such date). The proceeds of approximately $509 million from the issuance of the Notes (net of approximately $14 million of underwriting discounts, commissions, and offering expenses) will be used to fund capital expenditures, including the buildout of the nationwide PCS network, to fund working capital as required, to fund operating losses and for other partnership purposes.

Sources of funding for the Company's further financing requirements may include additional vendor financing, public offerings or private placements of equity and/or debt securities, commercial bank loans and/or capital contributions from Holdings or the Partners. There can be no assurance that any additional financing can be obtained on a timely basis and on terms acceptable to the Company and within limitations contained in the Note indentures, the agreements governing the Secured Financing and any new financing arrangements. Failure to obtain any such financing could result in the delay or abandonment of the Company's development and expansion plans and expenditures or the failure to meet regulatory requirements. It also could impair the Company's ability to meet its debt service requirements and could have a material adverse effect on its business.

For the year-to-date period ended September 30, 1996, Sprint Spectrum (As Reorganized) used cash of $103 million in operating activities, which consisted of the operating loss of $253 million which is offset, in part, by the equity in the loss of APC and increased payables and other accruals. Cash used in investing activities totaled $600 million, consisting of capital expenditures and microwave relocation costs of $428 million and advances to APC of $172 million.

Results of Operations

For the Three Months Ended September 30, 1996

Sprint Spectrum (As Reorganized) incurred a loss of $94 million for the three months ended September 30, 1996, which includes equity in APC loss of $11 million through August 31, 1996. There was no amortization of licenses during the period as PCS service had not been launched commercially.

For the Nine Months Ended September 30, 1996

Sprint Spectrum (As Reorganized) incurred a loss of $253 million for the nine months ended September 30, 1996, which includes equity in APC loss of $92 million. There was no amortization of licenses during the period as PCS service had not been launched commercially.

                                                                        PART II.
                                                               Other Information

Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended September 30, 1996.

Item 2.  Changes in Securities

         There were no reportable events during the quarter ended September 30, 1996.

Item 3.  Defaults On Senior Securities

         There were no reportable events during the quarter ended September 30, 1996.

Item 4.  Submission of Matters to Votes of Security Holders

         There were no reportable events during the quarter ended September 30, 1996.

Item 5.  Other Information



              As of September 17, 1996, the Company entered into an agreement with Samsung Electronics Co., Ltd. ("Samsung") pursuant to which Samsung will provide handsets to the Company for a three-year term commencing on or around April 1, 1997, for an aggregate purchase price of approximately $600 million.

              As of September 10, 1996, the Company entered into a 10-year agreement with Sprint Communications Company, L.P. and Tandy Corporation, acting by and through its Radio Shack division ("Radio Shack"), pursuant to which Radio Shack will provide a nationwide distribution outlet for Sprint and Sprint PCS products and services. The agreement may be terminated after three years', with six months' prior notice.

              As of July 15, 1996, the Company entered into an amendment to its procurement and services agreement with Lucent Technologies Inc. ("Lucent") pursuant to which the Company agrees to purchase additional equipment and services, including related software, from Lucent for approximately $14 million.

              Copies of the foregoing agreements have been filed as exhibits to this Form 10-Q for the period ended September 30, 1996. The foregoing summaries of certain provisions of the agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, all of the provisions of such respective agreements.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:


3.1 Certificate of Limited Partnership of Sprint Spectrum L.P. (incorporated by reference to Form S-1 Registration State- ment, Registration No. 333-06609, filed on June 21, 1996).
3.2 Agreement of Limited Partnership of MajorCo Sub, L.P. (renamed Sprint Spectrum L.P.) dated as of March 28, 1995, among MajorCo, L.P. and MinorCo L.P. (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).
4.1 Senior Note Indenture, dated August 23, 1996, between Sprint Spectrum L.P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee.
4.2       Form of Senior Note (included in Exhibit 4.1)

4.3 Senior Discount Note Indenture, dated August 23, 1996, between Sprint Spectrum L.P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee.
4.4       Form of Senior Discount Note (included in Exhibit 4.3).
10.1 Amendment No. 2 to the Lucent Technologies/Sprint Spectrum Procurement and Services Contract, dated as of July 15, 1996 between Sprint Spectrum Equipment Company, L.P. and Lucent Technologies, Inc.
10.2 First Amendment to Amended and Restated Trademark License Agreement, dated as of September 26, 1996, between Sprint Communications Company, L.P. and Sprint Spectrum Holding Company, L.P.
10.3 Assignment and Acceptance Agreement (regarding the Amended and Restated Trademark License Agreement, as amended) dated as of September 30, 1996 between Sprint Spectrum Holding Company, L.P. and Sprint Spectrum L.P.
10.4 Amended and Restated Assignment and Assumption Agreement (Leases), dated as of July 1, 1996, between Sprint Spectrum Holding Company, L.P., Sprint Spectrum L.P. and Sprint Spectrum Realty Company, L.P.
10.5 Employment Agreement, dated as of July 29, 1996, between Sprint Spectrum Holding Company, L.P. and Andrew Sukawaty (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on August 12, 1996).
10.6 Registration Rights Agreement, dated as of August 23, 1996 among Sprint Spectrum L.P., Sprint Spectrum Finance Corporation and Sprint Corporation.
10.7 Amended and Restated Capital Contribution Agreement, dated as of October 2, 1996, among Sprint Corporation, Tele-communications, Inc., Comcast Corporation, Cox Communications, Inc. and Sprint Spectrum L.P.
10.8 Letter Agreement, dated as of August 31, 1996, between American PCS, L.P., American Personal Communications Inc., WirelessCo, L.P., Sprint Spectrum L.P. and Sprint Spectrum Holding Company, L.P. [Exhibits omitted] (incorporated by reference to Form 10-Q, filed on September 26, 1996).
10.9 Subscriber Unit Equipment Purchase and Supply Agreement, dated as of September 17, 1996, between Sprint Spectrum L.P. and Samsung Electronics Co., Ltd. [Certain schedules omitted].
10.10 Letter Agreement dated as of September 17, 1996, from Sprint Spectrum L.P. to Samsung Electronics Co., Ltd. and Samsung Electronics Co., Ltd/Samsung Telecommunications America, Inc.
10.11 Master Agreement, dated as of September 1996, between Sprint Communications Company, L.P., Sprint Spectrum L.P., Sprint United Management Company and Tandy Corporation, a Delaware corporation acting by and through its Radio Shack division [Certain schedules omitted].
27        Financial data schedule

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            SPRINT SPECTRUM L.P.
                                            (Registrant)





                                            By  /s/  Robert M. Neumeister, Jr.
                                            Robert M. Neumeister, Jr.
                                            Chief Financial Officer



Dated:  November 12, 1996