Form 10-Q/A
period 1996-09-30
SPRINT SPECTRUM L P
filed 1997-02-07
CIK 1015551

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

4.3 Senior Discount Note Indenture, dated August 23, 1996, between Sprint Spectrum L.P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee.
4.4       Form of Senior Discount Note (included in Exhibit 4.3).
10.1 Amendment No. 2 to the Lucent Technologies/Sprint Spectrum Procurement and Services Contract, dated as of July 15, 1996 between Sprint Spectrum Equipment Company, L.P. and Lucent Technologies, Inc. The omitted portions indicated by brackets have been separately filed with the Securities and Exchnage Commission pursuant to a request for con-fidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.
10.2 First Amendment to Amended and Restated Trademark License Agreement, dated as of September 26, 1996, between Sprint Communications Company, L.P. and Sprint Spectrum Holding Company, L.P.
10.3 Assignment and Acceptance Agreement (regarding the Amended and Restated Trademark License Agreement, as amended) dated as of September 30, 1996 between Sprint Spectrum Holding Company, L.P. and Sprint Spectrum L.P.
10.4 Amended and Restated Assignment and Assumption Agreement (Leases), dated as of July 1, 1996, between Sprint Spectrum Holding Company, L.P., Sprint Spectrum L.P. and Sprint Spectrum Realty Company, L.P.
10.5 Employment Agreement, dated as of July 29, 1996, between Sprint Spectrum Holding Company, L.P. and Andrew Sukawaty (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on August 12, 1996).
10.6 Registration Rights Agreement, dated as of August 23, 1996 among Sprint Spectrum L.P., Sprint Spectrum Finance Corporation and Sprint Corporation.
10.7 Amended and Restated Capital Contribution Agreement, dated as of October 2, 1996, among Sprint Corporation, Tele-communications, Inc., Comcast Corporation, Cox Communications, Inc. and Sprint Spectrum L.P.
10.8 Letter Agreement, dated as of August 31, 1996, between American PCS, L.P., American Personal Communications Inc., WirelessCo, L.P., Sprint Spectrum L.P. and Sprint Spectrum Holding Company, L.P. [Exhibits omitted] (incorporated by reference to Form 10-Q, filed on September 26, 1996).
10.9 Subscriber Unit Equipment Purchase and Supply Agreement, dated as of September 17, 1996, between Sprint Spectrum L.P. and Samsung Electronics Co., Ltd. The omitted portions indicated by brackets have been separately filed with the Securities and Exchange Commission pur-suant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
10.10 Letter Agreement dated as of September 17, 1996, from Sprint Spectrum L.P. to Samsung Electronics Co., Ltd. and Samsung Electronics Co., Ltd/Samsung Telecommunications America, Inc.
10.11 Master Agreement, dated as of September 1996, between Sprint Communications Company, L.P., Sprint Spectrum L.P., Sprint United Management Company and Tandy Corporation, a Delaware corporation acting by and through its Radio Shack division. The omitted por-tions indicated by brackets have been separately filed with the Secu-rities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
27        Financial data schedule


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



Dated:  February 7, 1997