Form 10-Q
period 1997-09-30
SPRINT SPECTRUM L P
filed 1997-10-31
CIK 1015551

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

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

Yes      X                 No

As of November 1, 1997, Sprint Spectrum Finance Corporation had Common Stock outstanding of 100 shares.

                              SPRINT SPECTRUM L.P.
                       SPRINT SPECTRUM FINANCE CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

                                                                         Page
                                                                        Number
                                                                     -----------

Part I - Financial Information...................................         1 - 11

     Item 1a.  Financial Statements - Sprint Spectrum L.P........         1 - 7

         Consolidated Condensed Balance Sheets...................            1

         Consolidated Condensed Statements of Operations.........            2

         Consolidated Condensed Statements of Cash Flows.........            3

         Notes to Consolidated Condensed Financial Statements....         4 - 7

     Item 1b.  Financial Statements - Sprint Spectrum Finance
       Corporation...............................................         8 - 11

         Condensed Balance Sheets................................           8

         Condensed Statements of Operations......................           9

         Condensed Statements of Cash Flows......................           10

         Notes to Condensed Financial Statements.................           11

     Item 2a.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations - Sprint Spectrum L.P.        12 - 17

     Item 2b.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations - Sprint Spectrum
       Finance Corporation.......................................           18

Part II - Other Information

     Item 1.  Legal Proceedings..................................           19

     Item 2.  Changes in Securities..............................           19

     Item 3.  Defaults On Senior Securities......................           19

     Item 4.  Submission of Matters to a Vote of Security Holders           19

     Item 5.  Other Information...................................          19

     Item 6.  Exhibits and Reports on Form 8-K....................       19 - 20

Signature.........................................................       21 - 22

Exhibits



                                                                                                            PART I.
                                                                                                           Item 1a.

                                               SPRINT SPECTRUM L.P.
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                                  (In Thousands)

                                                                             September 30,          December 31,
                                                                                 1997                   1996
                                                                           ------------------ --- ------------------
---------------------------------------------------------------------- ---
                                                                              (Unaudited)
                               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents......................................     $            71,557    $             49,988
   Accounts receivable, net.......................................                  66,945                   3,310
   Receivable from affiliates.....................................                  32,262                  14,021
   Inventory......................................................                  80,240                  72,414
   Prepaid expenses and other assets..............................                  24,754                  14,260
                                                                           ------------------     ------------------
     Total current assets.........................................                 275,758                 153,993

INVESTMENT IN PCS LICENSES, net...................................               2,099,153               2,122,908

PROPERTY, PLANT AND EQUIPMENT, net................................               2,819,871               1,408,680

MICROWAVE RELOCATION COSTS, net...................................                 229,135                 135,802

OTHER ASSETS, net.................................................                 107,680                  77,383

                                                                           ==================     ==================
TOTAL ASSETS......................................................     $         5,531,597    $          3,898,766
                                                                           ==================     ==================

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable...............................................     $           225,669    $            196,146
   Payable to affiliates..........................................                   2,981                   5,626
   Accrued expenses...............................................                 194,795                  59,200
   Current maturities of long-term debt ..........................                  11,228                   5,049
                                                                           ------------------     ------------------
     Total current liabilities....................................                 434,673                 266,021

LONG-TERM COMPENSATION OBLIGATION.................................                  24,844                  11,356

CONSTRUCTION OBLIGATIONS..........................................                 864,840                 714,934

LONG TERM DEBT....................................................               2,423,211                 686,192

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNER INTEREST IN CONSOLIDATED SUBSIDIARY...............                   5,000                   5,000

PARTNERS' CAPITAL AND ACCUMULATED DEFICIT:
   Partners' capital..............................................               3,228,793               2,767,564
   Accumulated deficit............................................              (1,449,764)               (552,301)
                                                                           ------------------     ------------------
     Total partners' capital......................................               1,779,029               2,215,263

                                                                           ==================     ==================
TOTAL LIABILITIES AND PARTNERS' CAPITAL...........................     $         5,531,597    $          3,898,766
                                                                           ==================     ==================



See notes to consolidated condensed financial statements.




                                                                                                            PART I.
                                                                                                           Item 1a.
                                               SPRINT SPECTRUM L.P.
                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                  (In Thousands)




                                                      Three Months Ended                    Nine Months Ended
                                                        September 30,                         September 30,
                                              -----------------------------------   -----------------------------------
                                                   1997               1996               1997               1996
------------------------------------------    ---------------    ----------------   ----------------   ----------------

OPERATING REVENUES:
   Service.............................   $          41,188  $               -   $         50,554    $             -
   Equipment...........................              31,346                  -             56,833                  -
                                              ---------------    ----------------   ----------------   ----------------
     Total operating revenues..........              72,534                  -            107,387                  -

OPERATING EXPENSES:
   Cost of service.....................              43,441              3,880            100,729              6,979
   Cost of equipment...................             122,569                  -            201,402                  -
   Selling, general and administrative.             205,172             82,058            471,748            156,197
   Depreciation and amortization.......              84,054              1,197            184,736              1,835
                                              ---------------    ----------------   ----------------   ----------------
     Total operating expenses..........             455,236             87,135            958,615            165,011

LOSS FROM OPERATIONS...................            (382,702)           (87,135)          (851,228)          (165,011)

OTHER INCOME (EXPENSE):
   Interest, net ......................             (39,243)             3,445            (50,140)             4,043
   Other income........................               1,031                355              3,906                570
   Equity in loss of unconsolidated
     partnership.......................                   -            (11,152)                 -            (92,284)
                                              ---------------    ----------------   ----------------   ----------------

     Total other income (expense)......             (38,212)            (7,352)           (46,234)           (87,671)

                                              ===============    ================   ================   ================
NET LOSS...............................   $        (420,914) $         (94,487)  $       (897,462)   $      (252,682)
                                              ===============    ================   ================   ================



See notes to consolidated condensed financial statements.




                                                                                                               PART I.
                                                                                                              Item 1a.
                              SPRINT SPECTRUM L.P.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                          -----------------------------------------------
                                                                                   1997                    1996
      ------------------------------------------------------------------  ----------------------   ----------------------

      CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss...................................................... $           (897,462)   $             (252,682)
         Adjustments to reconcile net loss to net cash provided by
              (used in) operating activities:
           Equity in loss of unconsolidated partnership................                    -                    92,284
           Depreciation and amortization of property and intangibles...              184,736                     1,835
           Amortization of debt discount and issuance costs............               35,328                     3,706
           Changes in assets and liabilities:
             Receivables...............................................              (81,876)                   (8,960)
             Inventory.................................................               (7,826)                        -
             Prepaid expenses and other assets.........................               (8,984)                  (10,092)
             Accounts payable and accrued expenses.....................              167,972                    64,141
             Long term compensation obligation.........................               13,488                     7,125
                                                                          ----------------------
                                                                                                   ----------------------
               Net cash used in operating activities...................             (594,624)                 (102,643)

      CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures..........................................           (1,418,018)                 (356,059)
         Microwave relocation costs....................................              (96,852)                  (72,039)
         Loan to unconsolidated partnership............................                    -                  (172,000)
                                                                          ----------------------   ----------------------
               Net cash used in investing activities...................           (1,514,870)                 (600,098)

      CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowing under revolving credit agreement................              370,000                         -
         Proceeds from long-term debt and vendor financing.............            1,327,553                   524,200
         Payments on long-term debt....................................               (1,490)                      (11)
         Debt issuance costs...........................................              (20,000)                  (12,769)
         Partner capital contributions.................................              455,000                   669,509
         Dividends paid................................................                    -                   (19,015)
                                                                          ----------------------   ----------------------
               Net cash provided by financing activities...............            2,131,063                 1,161,914

                                                                          ----------------------   ----------------------
      INCREASE  IN CASH AND CASH EQUIVALENTS...........................               21,569                   459,173

      CASH AND CASH EQUIVALENTS, Beginning of period...................               49,988                     1,123

                                                                          ----------------------   ----------------------
      CASH AND CASH EQUIVALENTS, End of period......................... $             71,557    $              460,296
                                                                          ======================   ======================

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Interest paid, net of amount capitalized..................... $             12,226    $                    -

      NON-CASH INVESTING AND FINANCING ACTIVITIES:
      - A PCS license covering the Omaha MTA and valued at $6,229 was contributed to the Company by Cox Communications during the nine months ended September 30, 1997.

      - Accrued interest of $24,820 was converted to vendor financing during the nine months ended September 30, 1997.

      - Capital expenditures of $1,418,018 for the nine month period ended September 30, 1997 are net of construction obligations of $149,906.




See notes to consolidated condensed financial statements.

                                                                         PART I.
                                                                        Item 1a.
                              SPRINT SPECTRUM L.P.
           Notes to Consolidated Condensed Financial Statements (Unaudited)


The information contained in this Form 10-Q for the three- and nine-month interim periods ended September 30, 1997 and 1996 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made (See Note 1).

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1997. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

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

The partners of the Company have the following ownership interests as of September 30, 1997 and 1996:

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

Emergence from Development Stage Company - Prior to the third quarter, the Company reported its operations as a development stage enterprise. The Company has commenced service in the majority of the MTAs in which it owns a license. As a result, the balance sheet and statements of operations and of cash flows are no longer presented in development stage format.

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

Cost of Equipment - The Company uses multiple methods of distribution of its inventory in each of its markets including third-party national and regional retailers, Company-owned retail stores, its direct sales force and telemarketing. Cost of equipment varies by distribution channel and includes the cost of multiple models of handsets, related accessory equipment and warehousing and shipping expenses.

Accounts Receivable - Accounts receivable are net of an allowance for doubtful accounts of approximately $3.8 million and $202,000 at September 30, 1997 and December 31, 1996, respectively.

Investment in PCS Licenses and Other Intangibles - During 1994 and 1995, the Federal Communications Commission ("FCC") auctioned PCS licenses in specific geographic service areas. The FCC grants licenses for terms of up to ten years, and generally grants renewals if the licensee has complied with its license obligations. The Company believes it has and will continue to meet all requirements necessary to secure renewal of its PCS licenses. The Company has also incurred costs associated with microwave relocation in the construction of the PCS network. Amortization of PCS licenses and microwave relocation costs will commence as each service area becomes operational, over estimated useful lives of 40 years. Accumulated amortization for PCS licenses and microwave relocation costs totaled approximately $35.2 million and $1.7 million as of September 30, 1997 and December 31, 1996, respectively.

Capitalized Interest - Interest costs associated with the construction of capital assets (including the PCS licenses) incurred during the period of construction are capitalized. The total interest capitalized for the three and nine months ended September 30, 1997 was approximately $16.9 million and $87.2 million, respectively.

Major Customer - The Company markets its products through multiple distribution channels, including Company-owned retail stores and third-party retail outlets. Sales to one third-party retail customer exceeded 10% of Equipment revenue in the consolidated condensed statements of operations for the three and nine months ended September 30, 1997.

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

Paging Services - The Company has commenced paging services pursuant to agreements with Paging Network Equipment Company ("PageNet") and Sprint Communications Company, L.P. ("Sprint Communications"). For the nine months ended September 30, 1997 and 1996, Sprint Communications received agency fees of approximately $8.6 million and $2.5 million, respectively.

Reclassifications - Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 financial statement presentation.


3.    Long-Term Debt and Borrowing Arrangements

The long-term debt of the Company as of September 30, 1997 and December 31, 1996 is summarized as follows (in thousands):

                                                                           September 30,        December 31,
                                                                               1997                 1996
                                                                          ----------------    -----------------

    11% Senior Notes due in 2006                                       $         250,000  $           250,000
    121/2% Senior Discount Notes due in 2006, net of unamortized discount of $187,340 and $214,501 at September 30, 1997 and
        December 31, 1996, respectively                                          312,660              285,499
    Credit facility - term loans                                                 300,000              150,000
    Credit facility - revolving credit                                           370,000                    -
    Vendor financing                                                           1,177,553                    -
    Note payable to affiliate due in 1998                                          5,000                5,000
    Other                                                                         19,226                  742
                                                                          ----------------    ------------------

    Total debt                                                                 2,434,439              691,241
    Less current maturities                                                       11,228                5,049
                                                                          ----------------    ------------------

    Long-term debt                                                     $       2,423,211  $           686,192
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

The facility consists of a revolving credit commitment of $1.7 billion and a $300 million term loan commitment. As of September 30, 1997, the term loans bear a weighted average interest rate of 8.25%. The amount available under the total revolving credit commitment will be increased upon the achievement of certain financial and operating conditions as defined in the agreement. As of September 30, 1997, $370 million had been drawn at a weighted average interest rate of 8.49% and $80 million remained immediately available. Commitment fees for the revolving portion of the agreement are payable quarterly based on average unused revolving commitments. Subsequent to September 30, 1997, the Company borrowed an additional $35 million under the revolving credit facility.

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

On April 30, 1997, the Company amended the terms of its financing agreement with Nortel. The amendment provides for a syndication of the financing commitment between Nortel, several banks and other vendors (the "Nortel Lenders"). The commitment provides financing in two phases. During the first phase, the Nortel Lenders will finance up to $800 million. Under the second phase, the Nortel Lenders will finance up to an additional $500 million upon the achievement of certain operating and financial conditions. As of September 30, 1997, $506 million had been borrowed at an interest rate of 8.98% with $294 million remaining available under the first phase. In addition, the Company paid $20 million in origination fees upon the initial draw down under the first phase and will be obligated to pay additional origination fees on the date of the initial draw down loan under the second phase. Subsequent to September 30, 1997, the Company borrowed an additional $32.8 million under the Nortel facility.

On May 29, 1997, the Company amended the terms of its financing agreement with Lucent. The amendment provides for a syndication of the financing commitment between Lucent, Sprint and other banks and vendors (the "Lucent Lenders"). The Lucent Lenders have committed to financing up to $1.5 billion through December 31, 1997, and up to an aggregate of $1.8 billion thereafter, with Sprint financing up to $300 million. The Company pays a facility fee on the daily amount of certain loans outstanding under the agreement, payable quarterly. The Lucent agreement terminates June 30, 2001. As of September 30, 1997, the Company had borrowed approximately $671 million under the Lucent facility at a weighted average interest rate of 8.97%. Subsequent to September 30, 1997, the Company borrowed an additional $79.1 million under the Lucent facility.

The Nortel and Lucent agreements provide for conversion of accrued interest on the outstanding debt into additional principal through February 8, 1998 and March 30, 1998, respectively.

Certain amounts included under Construction Obligations on the consolidated condensed balance sheets may be financed under the Vendor Financing agreements.







                                                                                                                    Part I.

                                                                                                                   Item 1b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                            CONDENSED BALANCE SHEETS


                                                                                September 30,           December 31,
                                                                                    1997                    1996
        ----------------------------------------------------------------- -- -------------------- -- -------------------
                                                                                 (Unaudited)
                                     ASSETS

        Receivable from parent.........................................   $              100      $               100
                                                                             --------------------    -------------------

        TOTAL ASSETS...................................................   $              100      $               100
                                                                             ====================    ===================

                              STOCKHOLDER'S EQUITY

        Common stock, $1.00 par value; 1,000 shares authorized; 100
           shares issued and outstanding...............................   $              100      $               100
                                                                             --------------------    -------------------

        TOTAL STOCKHOLDER'S EQUITY.....................................   $              100      $               100
                                                                             ====================    ===================


See notes to condensed financial statements.


                                                                                                                    Part I.
                                                                                                                   Item 1b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                Nine Months Ended        Period from
                                                 Three Months Ended                                     Inception to
                                                   September 30,                  September 30,         September 30,
                                         -----------------------------------
                                              1997                1996                1997                  1996
                                         ----------------    ---------------   -------------------    ------------------

Operating Revenues................    $          -       $           -      $            -        $              -

Operating Expenses................               -                   -                   -                       -
                                         ----------------    ---------------   -------------------    ------------------

Net Income........................    $          -       $           -      $            -        $              -
                                         ================    ===============   ===================    ==================













See notes to condensed financial statements.


                                                                                                                    Part I.
                                                                                                                   Item 1b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                  Nine Months             Period from
                                                                                      Ended                Inception to
                                                                                 September 30,           September 30,
                                                                                      1997                    1996
                                                                              ---------------------   ---------------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
       Adjustments  to  reconcile  net  income  to net  cash  used in  operating activities:
          Net income.....................................................  $                 -     $                 -
          Changes in assets and liabilities:
             Receivables.................................................                    -                    (100)
                                                                              ---------------------   ---------------------
               Net cash used in operating activities.....................                    -                    (100)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common stock..........................................                    -                     100
                                                                              ---------------------   ---------------------
               Net cash provided by financing activities.................                    -                     100
                                                                              ---------------------   ---------------------

       INCREASE IN CASH AND CASH EQUIVALENTS.............................                    -                       -

     CASH AND CASH EQUIVALENTS, Beginning of Period......................                    -                       -
                                                                              ---------------------   ---------------------

     CASH AND CASH EQUIVALENTS, End of Period............................  $                 -     $                 -
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

                                                                         Part I.
                                                                        Item 1b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


The information contained in this Form 10-Q for the three- and nine-month interim periods ended September 30, 1997 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1997. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.



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

                                                                         PART I.
                                                                        Item 2a.
                              SPRINT SPECTRUM L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Sprint Spectrum L.P.'s consolidated condensed financial statements and notes thereto. The term "Company" refers to Sprint Spectrum L.P. and its subsidiaries, including FinCo, WirelessCo, RealtyCo, and EquipmentCo. As of July 1, 1996, Holdings transferred substantially all operating assets and liabilities to the Company. The Company's financial information as presented includes the pooled operations of Holdings through June 30, 1996.

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

General

The Company is an enterprise formed for the purpose of establishing a nationwide personal communications service ("PCS") wireless telecommunications network. The Company acquired PCS licenses in the FCC's A Block and B Block PCS auction, which concluded in March 1995, to provide service to 29 major trading areas ("MTAs") covering 150.3 million Pops. Additionally, Cox contributed to the Company, effective February 6, 1997, a PCS license for the Omaha MTA covering
1.7 million Pops. The Company has also affiliated and expects to continue to affiliate with other PCS providers. Pursuant to affiliation agreements, each affiliated PCS service provider will use the Sprint(R) (a registered trademark of Sprint Communications Company, L.P.) brand name.

Affiliations and Network Coverage

Holdings owns a limited partnership interest in American PCS, L.P. ("APC"). In September 1997, Holdings increased its ownership in APC through additional capital contributions and will become the managing partner upon FCC approval. APC, through subsidiaries, owns a PCS license for and operates a broadband GSM (global system for mobile communications) PCS system in the Washington D.C./ Baltimore MTA, and is in the process of building a CDMA overlay for its existing GSM PCS system. APC has affiliated with the Company and is marketing its products and services under the Sprint brand name.

Holdings also owns a 49% limited partnership interest in Cox Communications PCS, L.P. ("Cox PCS"), a limited partnership that owns a PCS license for the Los Angeles-San Diego MTA covering 21.5 million Pops. Cox, which previously owned this license, contributed the license to Cox PCS on March 31, 1997, and is managing partner of Cox PCS. The Company signed an affiliation agreement with Cox PCS on December 31, 1996.

The Company also provides various services to PhillieCo, L.P. ("PhillieCo"), a limited partnership organized by and among subsidiaries of Sprint, TCI and Cox that owns a PCS license for the Philadelphia MTA covering 9.1 million Pops. In addition, SprintCom, Inc. ("SprintCom"), an affiliate of Sprint, participated in the FCC's D and E Block auction which ended January 14, 1997, and was awarded licenses for 139 of 493 Basic Trading Areas ("BTAs") covering 70 million Pops, all of which are geographic areas not covered by the Company's owned PCS licenses or licenses owned by PhillieCo, APC or Cox PCS. The Company is in the process of negotiating an agreement with SprintCom to build out the network infrastructure in certain BTA markets where SprintCom was awarded PCS licenses. In accordance with an agreement among the Partners and the Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (renamed Sprint Spectrum Holding Company, L.P.) dated January 31, 1996 (the "Partnership Agreement"), SprintCom is required to offer to enter into an affiliation agreement with Holdings with respect to such BTA licenses pursuant to which SprintCom's systems in such areas would be included in the Company's national PCS network, although no assurance can be given that SprintCom and Holdings will enter into any such affiliation agreement.

In July, 1997, the Company announced that it had signed PCS and analog cellular phone roaming agreements with several major wireless providers. The agreements will allow Sprint PCS customers using Sprint PCS phones to roam on PCS and analog cellular networks of, among others, Mobility Canada, AT&T Wireless, PriCellular Corporation, Vanguard Cellular, and 360(Degree) Communications Company when they leave the digital coverage of the Sprint PCS network.

Emergence From Development Stage and Continuing Risk Factors

Prior to the third quarter, the Company reported its operations as a development stage enterprise. During the development stage, the Company incurred expenditures in conjunction with PCS license acquisitions, initial design and construction of the PCS network, engineering, marketing, administrative and other start-up expenses. The Company has now commenced service in the majority of the MTAs in which it owns a license and expects to continue to incur additional construction costs as it expands coverage in existing license areas. Additionally, the Company will require substantial working capital to fund initial operating activities, including the up-front customer acquisition costs (including subsidies of the sales of handsets, advertising, and marketing promotions). The extent to which the Company is able to generate operating revenue and earnings is dependent on a number of business factors, including maintaining existing financing, generating operating revenues, and attaining profitable levels of market demand for the Company's products and services.



Liquidity and Capital Resources

The buildout of the Company's PCS network and the marketing and distribution of the Company's PCS products and services will continue to require substantial capital. The Company currently estimates that its capital requirements (capital expenditures, the cost of its existing licenses, working capital, debt service requirements and anticipated operating losses) for the period from inception through the end of 1998 (based on the Company's current plans for its network buildout in its current license areas) will total approximately $8.9 billion (of which approximately $6.5 billion had been expended as of September 30, 1997). After 1998, the Company will also require additional capital for coverage expansion, volume-driven network capacity and other capital expenditures for existing and new license areas (if any), working capital, debt service requirements and anticipated further operating losses. Costs associated with the network buildout include switches, base stations, towers, antennae, radio frequency engineering, cell site construction and microwave relocation. Management estimates that capital expenditures associated with the buildout will total approximately $3.9 billion through 1997, including $3.2 billion through September 30, 1997. Actual amounts of the funds required may vary materially from these estimates and additional funds would be required in the event of significant departures from the current business plan, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and other technological risks.

The  Company  currently  has  minimal  sources of  revenue  to meet its  capital requirements and has relied upon equity capital contributions, advances from Holdings, third party debt and public debt. The Holdings partnership agreement provides for a planned equity capital to be contributed by the Partners ("Total Mandatory Contributions"), which represents the sum of $4.2 billion, which includes agreed upon values attributable to the contributions of certain additional PCS licenses by a Partner. The Total Mandatory Contributions amount is required to be contributed in accordance with capital contribution schedule to be set forth in approved annual budgets if requested by the Holdings partnership board (or by the Chief Executive Officer of Holdings pursuant to authority to be granted in each annual budget or such other authority as may be delegated to the Chief Executive Officer by the Holdings partnership board). The partnership board of Holdings may request capital contributions to be made in the absence of an approved budget or more quickly than provided for in an approved budget, but always subject to the Total Mandatory Contributions limit. The proposed budget for 1997 has not yet been approved by the partnership board, however, the Company is continuing to act under the authority of the 1996 approved budget as adjusted pursuant to the Holdings partnership agreement. The Amended and Restated Capital Contribution Agreement (the "Amended Agreement") was executed effective October 2, 1996. The Amended Agreement recognized that through December 31, 1995, approximately $2.2 billion of the Total Mandatory Contributions had been contributed to Sprint Spectrum L.P., and designates that approximately $1.0 billion of the balance of the Total Mandatory Contributions shall be contributed to Sprint Spectrum L.P. As of September 30, 1997, $3.0 billion had been contributed to the Company. The Company's business plan and the financial covenants and other terms of the Secured Financing (defined below) will require such additional equity financing prior to the end of 1998, absent a new financing source. The $1.0 billion portion of the $4.2 billion not required to be invested in the Company may be used by Holdings to fund its other affiliate commitments and make other wireless investments. Amounts budgeted by the Partners in future years will determine the extent to which the commitments will actually be utilized.

In October 1996, the Company entered into a credit agreement with The Chase Manhattan Bank, as administrative agent for a group of lenders, for a $2.0 billion senior secured credit facility (the "Bank Facility"). The proceeds of the Bank Facility are to be used to finance working capital needs, subscriber acquisition costs, capital expenditures and other general purposes of the Company. The Bank Facility consists of a $300 million term loan commitment and a revolving credit commitment of $1.7 billion. Of the $300 million term facility, $150 million was drawn down subsequent to closing, and the remaining $150 million was drawn down in January, 1997. As of September 30, 1997, $370 million had been borrowed and $80 million remained available under the revolving credit facility. Availability under the Bank Facility will increase subject to the Company meeting certain performance criteria.

Also in October 1996, the Company entered into credit agreements for up to an aggregate of $3.1 billion of senior secured multiple drawdown term loan facilities from two of its network infrastructure equipment vendors. As amended in April 1997, the Nortel facility will provide up to $1.3 billion in senior secured loans. The Lucent facility, as amended in May 1997, will provide up to $1.8 billion in senior secured loans (together the "Vendor Financing" and together with the Bank Facility, the "Secured Financing"). The Company will use the proceedsfrom the Vendor Financing to fund the purchase of the equipment and software manufactured by the vendors as well as substantially all of the construction and ancillary equipment (e.g., towers, antennae, cable) required to construct the Company's PCS network. These facilities will serve as the primary financing mechanism for the buildout of the network.

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

For the year-to-date period ended September 30, 1997, the Company used cash of $594 million in operating activities, which consisted of the operating loss of $897 million less depreciation and amortization of $220 million and a net change in working capital of $83 million. Cash used in investing activities totaled $1.5 billion, consisting of capital expenditures and microwave relocation costs.

Results of Operations

For the Three and Nine Months Ended September 30, 1997

Operating Revenues/Margin

The Company emerged from the development stage in the third quarter of 1997, and, as a result, the majority of the year-to-date service revenue was generated in the third quarter. Equipment revenues reflect the sales of handsets and accessory equipment through Sprint PCS channels (including Sprint PCS retail stores, telemarketing, and business channels) and to third party vendors. The negative margin from equipment sales results principally from the Company's subsidy of handsets. Cost of service consists principally of switch and cell site expenses, including site rental, utilities and access charges. Prior to service launch, such costs were incurred during the network buildout and testing phases.

Selling Expenses

The Company's selling expenses for the third quarter of 1997 were $64.2 million compared to $7.7 million for the third quarter of 1996. For the nine months ended September 30, 1997, selling expenses increased to $106.7 million from $8.7 million for the same nine months of 1996. These increases were due to costs incurred during the initial commercial service launch in various markets and to costs incurred in conjunction with local and national advertising for existing markets. Such costs include participation with Sprint in an NFL sponsorship, development and production expenses associated with advertisements in various media (i.e., television, radio, print), and the development of printed brochures to promote the Company's products and services. The Company expects selling expenses will continue to increase as the Company expands its sales and marketing activities.

General and Administrative

General and administrative expenses for the third quarter increased from $74.3 million in 1996 to $141.0 million in 1997. General and administrative expenses for the nine months ended September 30, 1996 and 1997 were $147.5 million and $365.0 million, respectively. Increases for both the three and nine month periods were due principally to increases in salary and related benefits, computer equipment and related expenses and professional and consulting fees. Salaries and benefits, computer equipment and related expenses increased due to an increase in employee headcount. Professional and consulting fees increased due to the use of consultants and other experts to assist with the continuing development and enhancement of the Company's sophisticated information systems, continued rollout and tailoring of employee training, and various other projects.

Depreciation and Amortization

Depreciation and amortization expense for the third quarter of 1997 was $84.1 million compared to $1.2 million for the same period in the prior year.
Depreciation and amortization expense of $184.7 million for the nine months ended September 30, 1997, was an increase from $1.8 million for the same period in 1996 as network equipment in launched markets has been placed in service and amortization of PCS licenses and microwave relocation costs in those same markets commenced.

Other Income/Expense:

Interest Income/Expense

Interest income decreased from $3.5 million for the three months ended September 30, 1996 to $1.9 million for the three months ended September 30, 1997 as the average daily invested cash balance decreased during the comparative periods due to the receipt in the prior year of partner equity contributions in advance of capital and operational requirements. Interest income decreased from $4.5 million for the nine months ended September 30, 1996 to $3.2 million for the nine months ended September 30, 1997.

Interest expense increased to $41.2 million for the three months ended September 30, 1997, versus $0.1 million for the same period in 1996. For the nine months ended September 30, 1997, interest expense increased to $53.4 million from $0.4 million for the same period in 1996. The balance of the Company's construction accounts eligible for interest capitalization declined during the period as markets launched commercial service and equipment was placed in service Additionally, interest expense continues to increase as borrowings increase.

Other Income

Equity in loss of unconsolidated partnership for the three and nine months ended September 30, 1996 represents the Company's share of the losses in APC before the ownership interest was transferred to Holdings on August 31, 1996. The Company retained the rights and obligations under the affiliation agreement with APC. In addition, the Company participates in an affiliation agreement with Cox PCS. Fees earned under these agreements of $1.0 million and $3.9 million, respectively for the three and nine months ended September 30, 1997 are shown in Other income.


For the Three and Nine Months Ended September 30, 1996

The Company incurred losses of $94 million and $253 million for the three and nine months ended September 30, 1996, respectively. These losses include equity in loss of an unconsolidated subsidiary of $11 million and $92 million for the three and nine month periods, respectively. There was no amortization of PCS licenses during the nine-month period as PCS service had not been launched commercially.

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

                                                                        PART II.
                                                               Other Information

Item 1.  Legal Proceedings

         There were no reportable  events during the quarter ended
          September 30, 1997.

Item 2.  Changes in Securities

         There were no reportable  events during the quarter ended
          September 30, 1997.

Item 3.  Defaults On Senior Securities

         There were no reportable  events during the quarter ended
          September 30, 1997.

Item 4.  Submission of Matters to Votes of Security Holders

         There were no reportable  events during the quarter ended
          September 30, 1997.

Item 5.  Other Information

         There were no reportable  events during the quarter ended
          September 30, 1997.

Item 6.  Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed as part of this report:

      3.1 Certificate of Limited Partnership of Sprint Spectrum L.P. (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

      3.2 Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (renamed Sprint Spectrum Holding Company, L.P.) dated January 31, 1996, among Sprint Spectrum, L.P. (renamed Sprint Enterprises, L.P.), TCI Network Services, Comcast Telephony Services, and Cox Telephony Partnership (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

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

      4.4    Form of Senior Discount Note (included in Exhibit 4.3).

      10.1    Sprint Spectrum L.P. 1996 Long-Term Incentive Compensation Plan.

      10.2    Sprint Spectrum L.P. 1997 Long-Term Incentive Compensation Plan.

      27      Financial data schedule

     (b)  Reports on Form 8-K

         No reports on Form 8-K were filed  during the quarter  ended
          September 30, 1997.

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



Dated: October 31, 1997

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  SPRINT SPECTRUM FINANCE
                                                    CORPORATION
                                                  (Registrant)




                                           By     /s/  Robert M. Neumeister, Jr.
                                                  Robert M. Neumeister, Jr.
                                                  Chief Financial Officer




Dated:   October 31, 1997