Form 10-K/A
period 1996-12-31
SPRINT SPECTRUM L P
filed 1998-02-20
CIK 1015551

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

Documents Incorporated by Reference:  None

                              SPRINT SPECTRUM L.P.
                       SPRINT SPECTRUM FINANCE CORPORATION

                          1996 FORM 10-K/A ANNUAL REPORT

                                Table of Contents

                                                                            Page

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedule and Reports on
                    Form 8-K................................................. 3

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

        *10.30 Credit Agreement, dated as of October 2, 1996, among Sprint Spectrum L.P., the several banks and other financial institutions and entities from time to time parties to the Credit Agreement and The Chase Manhattan Bank, as administrative agent for the lenders. The omitted portions indicated by brackets have been separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24-b of the Securities Exchange Act of 1934, as amended.

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

         10.36 Guarantee, dated as of October 2, 1996, by Sprint Spectrum Equipment Company, L.P. in favor of the Trustees under the Trust Agreement.

         10.37 Guarantee, dated as of October 2, 1996, by Sprint Spectrum Real-ty Company, L.P. in favor of the Trustees under the Trust Agree-ment.

         12     Statements re: computation of ratios

         21     Subsidiaries of Registrant

         27     Financial Data Schedule

(b) No reports on Form 8-K were filed during the fiscal year ended December 31, 1996.
* Filed herewith.

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

                                               SPRINT SPECTRUM L.P.
                                               (Registrant)



                                               By   /s/  Andrew Sukawaty
                                               Andrew Sukawaty
                                               President and Chief Executive
                                                Officer


Date:  February 20, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of February, 1998.


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


                                               SPRINT SPECTRUM
                                               FINANCE CORPORATION
                                               (Registrant)



                                               /s/  Andrew Sukawaty
                                               Andrew Sukawaty
                                               President



Date:  February 20, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of February, 1998.



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