Form 10-Q
period 1998-03-31
SPRINT SPECTRUM L P
filed 1998-05-05
CIK 1015551

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended______________ MARCH 31, 1998______________

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from_________________ to___________________

                                    333-06609-01
Commission file number______________333-06609-02______________

                              SPRINT SPECTRUM L.P.
                       SPRINT SPECTRUM FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         48-1165245
        DELAWARE                                         43-1746537
  (State or other jurisdiction                         (IRS Employer
of incorporation or organization)                     Identification No.)


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

Yes      X                 No

As of May 1, 1998, Sprint Spectrum Finance Corporation had Common Stock outstanding of 100 shares.

                              SPRINT SPECTRUM L.P.
                       SPRINT SPECTRUM FINANCE CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

                                                                         Page
                                                                        Number
                                                                      ----------

Part I - Financial Information........................................... 1 - 18

   Item 1a.  Financial Statements - Sprint Spectrum L.P.................. 1 - 7

         Consolidated Condensed Balance Sheets...........................   1

         Consolidated Condensed Statements of Operations.................   2

         Consolidated Condensed Statements of Cash Flows.................   3

         Notes to Consolidated Condensed Financial Statements............ 4 - 7

   Item 1b.  Financial Statements - Sprint Spectrum Finance Corporation.. 8 - 11

         Condensed Balance Sheets........................................   8

         Condensed Statements of Operations..............................   9

         Condensed Statements of Cash Flows..............................  10

         Notes to Condensed Financial Statements.........................  11

   Item 2a.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations - Sprint Spectrum L.P.................12 - 17

   Item 2b.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations - Sprint Spectrum Finance Corporation.  18

Part II - Other Information

   Item 1.  Legal Proceedings............................................  19

   Item 2.  Changes in Securities........................................  19

   Item 3.  Defaults On Senior Securities................................  19

   Item 4.  Submission of Matters to a Vote of Security Holders..........  19

   Item 5.  Other Information............................................  19

   Item 6.  Exhibits and Reports on Form 8-K.............................19 - 20

Signature................................................................21 - 22

Exhibits

                                                                                                            PART I.
                                                                                                           Item 1a.
                              SPRINT SPECTRUM L.P.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                                  March 31,            December 31,
                                                                    1998                   1997
                                                              ------------------    ------------------

                                                                 (unaudited)
                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.........................          $       65,815         $      36,821
   Accounts receivable, net..........................                 101,688                96,318
   Receivable from affiliates........................                  36,070               105,156
   Inventory.........................................                  87,515                96,907
   Prepaid expenses and other assets.................                  38,296                25,353
                                                              ------------------     ------------------
     Total current assets............................                 329,384               360,555

INVESTMENT IN PCS LICENSES, net......................               2,072,518             2,085,836

PROPERTY, PLANT AND EQUIPMENT, net...................               3,310,862             3,132,664

MICROWAVE RELOCATION COSTS, net......................                 260,097               250,397

OTHER ASSETS, net....................................                  96,053               101,465

                                                              ==================     ==================
TOTAL ASSETS.........................................          $    6,068,914         $   5,930,917
                                                              ==================     ==================

        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable..................................          $      183,090         $     305,524
   Payable to affiliates.............................                   2,724                 1,190
   Accrued interest..................................                  55,405                45,851
   Accrued expenses..................................                 266,904               227,890
   Current maturities of long-term debt .............                  11,535                11,380
                                                              ------------------     ------------------
     Total current liabilities.......................                 519,658               591,835

CONSTRUCTION OBLIGATIONS.............................                 475,887               705,280

LONG TERM DEBT.......................................               3,968,590             3,101,539

OTHER NONCURRENT LIABILITIES.........................                  61,281                48,975

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNER INTEREST IN CONSOLIDATED SUBSIDIARY..                   5,000                 5,000

PARTNERS' CAPITAL AND ACCUMULATED DEFICIT:
   Partners' capital.................................               3,437,565             3,437,565
   Accumulated deficit...............................              (2,399,067)           (1,959,277)
                                                              ------------------     ------------------
     Total partners' capital.........................               1,038,498             1,478,288

                                                              ==================     ==================
TOTAL LIABILITIES AND PARTNERS' CAPITAL..............          $    6,068,914         $   5,930,917
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


                                                                         PART I.
                                                                        Item 1a.
                              SPRINT SPECTRUM L.P.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (In Thousands)





                                                                Three Months Ended
                                                                     March 31,
                                                  -----------------------------------------
                                                         1998                   1997
                                                  ------------------      -----------------
OPERATING REVENUES.......................         $      143,810          $      9,467

OPERATING EXPENSES:
   Cost of revenues.....................                 168,886                47,827
   Selling, general and administrative..                 224,581               118,072
   Depreciation and amortization........                 114,671                34,382
                                                  ------------------      -----------------
     Total operating expenses...........                 508,138               200,281

LOSS FROM OPERATIONS....................                (364,328)             (190,814)

OTHER INCOME (EXPENSE):
   Interest, net .......................                 (77,307)                  808
   Other income.........................                   1,845                 1,122
                                                  ------------------      -----------------

     Total other income (expense).......                 (75,462)                1,930
                                                  ==================      =================
NET LOSS................................          $     (439,790)         $   (188,884)
                                                  ==================      =================


See notes to consolidated condensed financial statements.

                                                                         PART I.
                                                                        Item 1a.
                              SPRINT SPECTRUM L.P.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

                                                                              Three Months Ended
                                                                                    March 31,
                                                                  ----------------------------------------
                                                                         1998                  1997
--------------------------------------------------------          -------------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...................................................    $     (439,790)      $     (188,884)
   Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
     Depreciation and amortization............................           114,671               34,382
     Amortization of debt discount and issuance costs.........            13,103               10,959
     Changes in assets and liabilities:
       Receivables............................................            60,392                3,338
       Inventory..............................................             9,392              (57,213)
       Prepaid expenses and other assets......................           (10,713)              (1,482)
       Accounts payable and accrued expenses..................           (72,333)             (30,317)
       Other non current liabilities..........................            12,306                4,430
                                                                  -------------------  -------------------

         Net cash used in operating activities................          (312,972)            (224,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.......................................          (278,057)            (685,157)
   Microwave relocation costs.................................            (7,871)             (41,899)
                                                                  -------------------  -------------------
         Net cash used in investing activities................          (285,928)            (727,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing under revolving credit agreement.............           380,000                    -
   Proceeds from issuance of long-term debt...................           478,978              629,214
   Change in construction obligations.........................          (229,392)             362,969
   Payments on long-term debt.................................            (1,692)                 (11)
   Debt issuance costs........................................                 -              (20,000)
                                                                  -------------------  -------------------
         Net cash provided by financing activities............           627,894              972,172

                                                                  -------------------  -------------------
INCREASE  IN CASH AND CASH EQUIVALENTS........................            28,994               20,329

CASH AND CASH EQUIVALENTS, Beginning of period................            36,821               49,988

                                                                  -------------------  -------------------
CASH AND CASH EQUIVALENTS, End of period......................    $       65,815       $       70,317
                                                                  ===================  ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-  Interest paid, net of amount capitalized..................     $       35,600       $           25

NON-CASH INVESTING AND FINANCING ACTIVITIES:
- Accrued interest of $32,000 related to vendor financing was converted to long-term debt during the three months ended
   March 31, 1998.

See notes to consolidated condensed financial statements.

                                                                         PART I.
                                                                        Item 1a.
                              SPRINT SPECTRUM L.P.
        Notes to Consolidated Condensed Financial Statements (Unaudited)


The information contained in this Form 10-Q for the three-month interim period ended March 31, 1998 and 1997 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made (See Note 1).

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1998. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the 1997 Annual Report on Form 10-K filed by Sprint Spectrum L.P. and Sprint Spectrum Finance Corporation.

1.    Organization

Sprint Spectrum L.P. (the "Company") is a limited partnership formed in Delaware on March 28, 1995, by Sprint Spectrum Holding Company, L.P. ("Holdings") and MinorCo, L.P. ("MinorCo") both of which were formed by Sprint Enterprises, L.P., TCI Spectrum Holdings, Inc., Cox Telephony Partnership and Comcast Telephony
Services (together the "Partners"). The Partners are subsidiaries of Sprint Corporation ("Sprint"), Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox"), and Comcast Corporation ("Comcast" and together with Sprint, TCI and Cox, the "Parents"), respectively. The Partnership and certain other affiliated partnerships offer services as Sprint PCS.

The partners of the Company have the following ownership interests as of March 31, 1998 and 1997:

     Sprint Spectrum Holding Company, L.P. (general partner)....greater than 99%
     MinorCo, L.P. (limited partner)................................less than 1%

The Company is consolidated with its subsidiaries, WirelessCo, L.P. ("WirelessCo"), Sprint Spectrum Equipment Company, L.P. ("EquipmentCo"), Sprint Spectrum Realty Company, L.P. ("RealtyCo") and Sprint Spectrum Finance Corporation ("FinCo"). WirelessCo was formed on October 24, 1994 to invest in and hold the PCS licenses. On May 15, 1996, EquipmentCo and RealtyCo were organized for the purpose of holding PCS network-related real estate interests and assets. On May 20, 1996, FinCo was formed to be a co-obligor of the senior notes and senior discount notes.

Deadlock Event - The proposed budget for fiscal year 1998 has not been approved by the Holdings partnership board, which resulted in the occurrence of a "Deadlock Event" as of January 1, 1998 under the Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (renamed Sprint Spectrum Holding Company, L.P.) dated January 31, 1996 (the "Holdings Partnership Agreement"). Under the Holdings Partnership Agreement, if one of the Partners refers the budget issue to the chief executive officers of the Parents for resolution pursuant to specified procedures and the issue remains unresolved, buy/sell provisions would be triggered which may result in the purchase by one or more of the Partners of the interest of the other Partners, or, in certain circumstances, the liquidation of Holdings and it subsidiaries. See the 1997 Annual Report on Form 10-K filed by the Company for further discussion on the deadlock event and financing-related issues.


2.    Summary of Significant Accounting Policies

Basis of Presentation - The assets, liabilities, results of operations and cash flows of entities in which the Company has a controlling interest have been consolidated. All significant intercompany accounts and transactions have been eliminated.

Accounts Receivable - Accounts receivable are net of an allowance for doubtful accounts of approximately $13.6 million and $9.0 million at March 31, 1998 and December 31, 1997 respectively.

Investment in PCS Licenses - During 1994 and 1995, the Federal Communications Commission ("FCC") auctioned PCS licenses in specific geographic service areas. The FCC grants licenses for terms of up to ten years, and generally grants renewals if the licensee has complied with its license obligations. The Company believes it will be able to secure renewal of the PCS licenses held by its subsidiaries. PCS licenses are amortized over estimated useful lives of 40 years once placed in service. Accumulated amortization for PCS licenses totaled approximately $58.3 million and $45.0 million as of March 31, 1998 and December 31, 1997, respectively.

Microwave Relocation Costs - The Company has also incurred costs associated with microwave relocation in the construction of the PCS network. Microwave relocation costs are amortized over the remaining life of the PCS licenses. Accumulated amortization for microwave relocation costs totaled approximately $6.7 million and $5.2 million as of March 31, 1998 and December 31, 1997, respectively.

Intangible Assets - The ongoing value and remaining useful life of intangible assets are subject to periodic evaluation. The Company currently expects the carrying amounts to be fully recoverable. Impairments of intangibles and long-lived assets are assessed based on an undiscounted cash flow methodology.

Capitalized Interest - Interest costs associated with the construction of capital assets (including the PCS licenses) incurred during the period of construction are capitalized. The total interest capitalized for the three months ended March 31, 1998 and 1997 was approximately $14.1 million and $34.2 million, respectively.

Debt Issuance Costs - Included in other assets are costs associated with obtaining financing. Such costs are capitalized and amortized to interest expense over the term of the related debt instruments using the effective interest method. Accumulated amortization at March 31, 1998 and December 31, 1997 totaled approximately $16.5 million and $13.3 million, respectively.

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

Reclassification - Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 consolidated financial statement presentation.

3.    Long-Term Debt and Borrowing Arrangements

Bank Credit Facility - The Company entered into an agreement with The Chase Manhattan Bank ("Chase") as agent for a group of lenders for a $2 billion bank credit facility dated October 2, 1996. The proceeds of this facility are to be used to finance working capital needs, subscriber acquisition costs, capital expenditures and other general Company purposes.

The facility consists of a revolving credit commitment of $1.7 billion and a $300 million term loan commitment. In December 1997, certain terms relating to the financial and operating conditions were amended. As of March 31, 1998 the term loans have a weighted average interest rate of 8.29%. As of March 31, 1998, $985.0 million had been drawn under the revolving credit facility at a weighted average interest rate of 8.26% with $715.0 million remaining immediately available. Commitment fees for the revolving portion of the agreement are payable quarterly based on average unused revolving commitments. Subsequent to March 31, 1998, the Company borrowed an additional $105.0 million under the revolving credit facility.

Vendor Financing - As of October 2, 1996, the Company entered into financing agreements with Northern Telecom Inc. ("Nortel") and Lucent Technologies Inc. ("Lucent", and together with Nortel, the "Vendors") for multiple drawdown term loan facilities totaling $1.3 billion and $1.8 billion, respectively. The proceeds of such facilities are to be used to finance the purchase of goods and services provided by the Vendors. Additionally, the commitments allow for the conversion of accrued interest into additional principal. Such conversions do not reduce the availability under the commitments. Interest accruing on the debt outstanding at March 31, 1999, can be converted into additional principal through February 8, 2000 and March 30, 2000, for Lucent and Nortel, respectively.

On April 30, 1997 and November 20, 1997, the Company amended the terms of its financing agreement with Nortel. The amendments provide for a syndication of the financing commitment between Nortel, several banks and other vendors (the "Nortel Lenders") and the modification of certain operating and financial covenants. As of March 31, 1998, $760.5 million, including converted accrued interest of $29.1 million, had been borrowed at an interest rate of 8.95% with $568.6 million remaining available under the first phase. Subsequent to March 31, 1998, the Company borrowed an additional $24.2 million, including converted accrued interest of $4.3 million, under the Nortel facility.

On May 29 and December 15, 1997, the Company amended the terms of its financing agreement with Lucent. The amendment provides for a syndication of the financing commitment between Lucent, Sprint and other banks and vendors (the "Lucent Lenders") and the modification of certain operating and financial covenants. The Lucent Lenders have committed to financing up to an aggregate of $1.8 billion, with Sprint financing up to $300 million. As of March 31, 1998, the Company had borrowed approximately $1,331.3 million with $523.2 million remaining available under the Lucent facility, including converted accrued interest of $54.5 million, at a weighted average interest rate of 8.82%. Subsequent to March 31, 1998, the Company borrowed an additional $36.9 million, including converted accrued interest of $6.9 million, under the Lucent facility.

Certain  amounts  included under  Construction  Obligations on the  consolidated
condensed   balance  sheets  may  be  financed  under  the  Vendors'   financing
agreements.

4.    Reorganization

During the first quarter of 1998 in an effort to enhance efficiency and reduce costs, the Company reorganized and restructured certain operations under which certain field offices were consolidated. Costs associated with this reorganization are not significant to the Company's operations and consisted primarily of severance pay, the write-off of certain leasehold improvements and termination payments under lease agreements.

                                                                         Part I.
                                                                        Item 1b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                            CONDENSED BALANCE SHEETS


                                                                  March 31,      December 31,
                                                                    1998             1997
------------------------------------------------------------  ---------------  ---------------
                                                                 (Unaudited)
                             ASSETS


Receivable from parent......................................   $       -        $      -
                                                              ---------------  ---------------

TOTAL ASSETS................................................   $       -        $      -
                                                              ===============  ===============

             LIABILITIES AND STOCKHOLDER'S EQUITY

Payable to parent...........................................   $    1,497       $    1,497

STOCKHOLDER'S EQUITY:

Common stock, $1.00 par value; 1,000 shares authorized;
   100 shares issued and outstanding........................          100              100

Accumulated deficit.........................................       (1,597)          (1,597)
                                                              ---------------  ---------------
      Total stockholders' equity............................       (1,497)          (1,497)


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..................   $       -        $      -
                                                              ===============  ===============


See notes to condensed financial statements.

                                                                         Part I.
                                                                        Item 1b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                             Three Months        Three Months
                                                 Ended              Ended
                                             March 31, 1998     March 31, 1997
                                            ---------------    -----------------

Operating Revenues...................       $     -            $        -


Operating Expenses...................             -                     -
                                            ---------------    -----------------

Net Loss.............................       $     -            $        -
                                            ===============    =================














See notes to condensed financial statements.

                                                                         Part I.
                                                                        Item 1b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                         Three Months Ended    Three Months Ended
                                                            March 31, 1998       March 31, 1997
                                                          ----------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Adjustments to reconcile net loss to net cash
  used in operating activities:
     Net loss........................................      $        -           $         -
     Changes in assets and liabilities:
        Receivable from parent.......................               -                     -
        Payable to parent............................               -                     -
                                                          ----------------      ----------------
          Net cash used in operating activities......               -                     -
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock...........................               -                     -
                                                          ----------------      ----------------

          Net cash provided by financing activities..               -                     -

                                                          ----------------      ----------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................................               -                     -

CASH AND CASH EQUIVALENTS, Beginning of Period.......               -
                                                                                          -
                                                          ================      ================
CASH AND CASH EQUIVALENTS, End of Period.............     $         -           $         -
                                                          ================      ================

See notes to condensed financial statements.

                                                                         Part I.
                                                                        Item 1b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


The information contained in this Form 10-Q for the three-month interim period ended March 31, 1998 and 1997 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1998. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the 1997 Annual Report on Form 10-K filed by Sprint Spectrum L.P. and Sprint Spectrum Finance Corporation.



1.    Organization

Sprint Spectrum Finance Corporation ("FinCo"), a Delaware corporation, was formed on May 21, 1996 and is a wholly-owned subsidiary of Sprint Spectrum L.P. (the "Partnership"). FinCo was formed to be a co-obligor of $250 million in senior notes and $500 million in senior discount notes. FinCo pays a management fee to the Partnership based on actual expenses paid by the Partnership of behalf of FinCo. The losses generated by the management fee incurred by FinCo will be funded by the Partnership.

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

General

License and Network Coverage - The Company acquired PCS licenses in the FCC's A Block and B Block PCS auction, which concluded in March 1995, to provide service to 29 major trading areas ("MTAs") covering 150.3 million Pops. Additionally, in 1997 Cox contributed to the Company a PCS license for the Omaha MTA covering 1.7 million Pops. The Company has also affiliated and expects to continue to affiliate with other PCS providers. Pursuant to affiliation agreements, each affiliated PCS service provider will use the Sprint(R) and Sprint PCSSM brand names, trademarks of Sprint Communications Company L.P. ("Sprint Communications").

In 1997 the Company commenced service in all of the MTAs in which it owns a license and expects to continue to incur additional construction costs as it expands coverage in existing license areas. Additionally, the Company will require substantial working capital to fund initial operating activities, including the up-front customer acquisition costs. The extent to which the Company is able to generate operating revenue and earnings is dependent on a number of business factors, including maintaining existing financing, generating operating revenues, and attaining profitable levels of market demand for the Company's products and services.

Affiliations - The Company currently affiliates with or provides management services to entities in which the Partners have an ownership interest. The Company has an affiliation agreement with American PCS, L.P. ("APC"), a subsidiary of Holdings, which, through subsidiaries, owns a PCS license for and operates both a broadband CDMA (code division multiple access) network and GSM (global system for mobile communications) network in the Washington D.C./Baltimore area MTA, which covers approximately 8.3 million Pops. APC launched CDMA service at the end of the first quarter of 1998. The Company also affiliates with Cox Communications PCS, L.P. ("Cox PCS"), a limited partnership and equity investee of Holdings that owns a PCS license for the Los Angeles-San Diego MTA covering 21.5 million Pops.

The Company provides management services to SprintCom, Inc. ("SprintCom") and PhillieCo, L.P. ("PhillieCo"). SprintCom, a wholly-owned subsidiary of Sprint, participated in the FCC's D and E Block auction which ended January 14, 1997, and was awarded licenses for 139 of 493 BTAs, covering approximately 70 million Pops, all of which are geographic areas not covered by the Company's owned PCS licenses or licenses owned by APC, Cox PCS or PhillieCo. PhillieCo is a limited partnership organized by and among subsidiaries of Sprint, TCI and Cox that owns a PCS license for the Philadelphia MTA covering 9.1 million Pops.

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


Continuing Risk Factors

Deadlock Event - A proposed budget for fiscal year 1998 has not been approved by the Holdings partnership board, which resulted in the occurrence of a "Deadlock Event" as of January 1, 1998 under the Holdings Partnership Agreement. Holdings is the sole general partner of Sprint Spectrum L.P. Under the Holdings Partnership Agreement, if one of the Partners refers the budget issue to the chief executive officers of the Parents for resolution pursuant to specified procedures and the issue remains unresolved, buy/sell provisions would be triggered which may result in the purchase by one or more of the Partners of the interest of the other Partners, or, in certain circumstances, the liquidation of Holdings and it subsidiaries. Discussions among the Partners about restructuring their interests in Holdings, in lieu of triggering such buy/sell procedures, are ongoing. However, there can be no assurance these discussions will result in a change to the partnership structure or will avert the triggering of the resolution and buy/sell procedures referred to above or a liquidation of Holdings.

Business Plan - The Company's business plan will require additional capital financing prior to the end of 1998. Sources of funding for the Company's further financing requirements may include additional vendor financing, public offerings or private placements of equity and/or debt securities, commercial bank loans and/or capital contributions from Holdings or the Partners. There can be no assurance that any additional financing can be obtained on a timely basis and on terms acceptable to the Company and its Partners and within limitations contained in the Notes, the agreements governing the Secured Financing and any new financing arrangements. Failure to obtain any such financing could result in the delay or abandonment of the Company's development and expansion plans and expenditures, the failure to meet regulatory requirements or other potential adverse consequences.

Liquidity and Capital Resources

The continued expansion of the Company's PCS network and the marketing and distribution of the Company's PCS products and services will continue to require substantial capital. The Company currently estimates that its capital requirements (capital expenditures, the cost of its existing licenses, working capital, debt service requirements and anticipated operating losses) for the period from inception through the year 2000 (based on the Company's current plans for its network buildout in its current license areas) will total approximately $12 billion (of which approximately $8.2 billion had been expended as of March 31, 1998). Actual amounts of the funds required may vary materially from these estimates and additional funds would be required in the event of significant departures from the current business plan, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and other technological risks.

The Company currently has limited sources of revenue to meet its capital requirements and has relied upon capital contributions, advances from Holdings, third party debt and public debt. The Amended and Restated Capital Contribution Agreement (the "Amended Agreement") dated October 2, 1996 between the Company and the Partners provided for $3.2 billion in capital contributions. As of March 31, 1998 the Partners had fulfilled their obligation under the Amended Agreement. Further capital contributions may be made by the Partners to Holdings which may, in turn, contribute capital to the Company. However, the Partners are not obligated to make additional capital contributions, and there can be no assurance that such contributions will be made.

In October 1996 and as amended in December 1997, the Company entered into a credit agreement with The Chase Manhattan Bank, as administrative agent for a group of lenders, for a $2.0 billion senior secured credit facility (the "Bank Facility"). The proceeds of the Bank Facility are to be used to finance working capital needs, subscriber acquisition costs, capital expenditures and other general purposes of the Company. The Bank Facility consists of a $300 million term loan commitment and a revolving credit commitment of $1.7 billion. As of March 31, 1998, $300 million under the term loan and $985 million under the revolving credit facility had been borrowed with $715 million remaining available.

Also in October 1996, the Company entered into credit agreements for up to an aggregate of $3.1 billion of senior secured multiple drawdown term loan facilities from two of its network infrastructure equipment vendors. As amended in April and December 1997, the Nortel facility provides $1.3 billion in senior secured loans. The Lucent facility, as amended in May and November 1997, provides $1.8 billion in senior secured loans (together the "Vendor Financing" and together with the Bank Facility, the "Secured Financing"). The Company is using the proceeds from the Vendor Financing to fund the purchase of the equipment and software manufactured by the vendors as well as a substantial part of the construction and ancillary equipment (e.g., towers, antennae, cable) required to construct the Company's PCS network. These facilities serve as the primary financing mechanism for the buildout and continued expansion of the network. The Company has borrowed $2.1 billion under such facilities at March 31, 1998, of which $300 million was syndicated to Sprint.

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

For  the  three  months  ended  March  31,  1998,   the  Company  used  cash  of
approximately $313.0 million in operating activities, which consisted of the operating loss of $439.8 million less depreciation and amortization of $127.8 million and a net change in working capital of $13.3 million. Cash used in investing activities totaled $285.9 million, consisting of capital expenditures and microwave relocation costs.


Results of Operations

For the Three Months Ended March 31, 1998

Operating Revenues/Margin

Revenues and cost of revenues have increased for the first quarter of 1998 compared to the first quarter of 1997 due to increases in the number of markets launched and in the number of subscribers. Revenues include service and the sales of handsets and accessory equipment through Sprint Spectrum channels (including Sprint PCS retail stores, telemarketing, and business channels) and to third party vendors. The negative margin results principally from the Company's subsidy of handsets. Cost of revenues consists principally of handset and accessory costs, interconnection costs and switch and cell site expenses, including site rental and utilities.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expenses for the first quarter of 1998 were $224.6 million compared to $118.1 million for the first quarter of 1997. For the three months ended March 31, 1998, selling expenses increased $36.4 million due to costs incurred in conjunction with local and national advertising for existing markets. Such costs include participation with Sprint in an NFL sponsorship, development and production expenses associated with advertisements in various media (i.e., television, radio, print), the development of printed brochures to promote the Company's products and services, and sales incentive programs. The Company expects selling expenses will continue to increase as the Company expands its sales and marketing activities.

General and administrative expenses for the first quarter increased $70.1 million due principally to increases in salary and related benefits, computer equipment and related expenses and professional and consulting fees. Salaries and benefits, computer equipment and related expenses increased due to an increase in employee headcount. These additional employees have been added over the last year to support the continued growth of the Company. Professional and consulting fees increased due to the use of consultants and other experts to assist with the continuing development and enhancement of the Company's information systems, continued rollout and tailoring of employee training, and various other projects. Additionally, estimated costs associated with the reorganization and consolidation of certain Company operations have been included in general and administrative expenses for the first quarter of 1998. These estimated costs are not significant to the Company's operations and include severance pay, the write-off of certain leasehold improvements and termination payments under lease agreements.

Depreciation and Amortization

Depreciation and amortization expense for the first quarter of 1998 was $114.7 million compared to $34.4 million for the same period in the prior year as network equipment in launched markets has been placed in service and amortization of PCS licenses and microwave relocation costs in those same markets commenced.

Other Income/Expense:

Interest Expense

Interest expense increased to $78.2 million for the three months ended March 31, 1998, versus $0.1 million for the same period in 1997. The balance of the Company's construction accounts eligible for interest capitalization declined during the period as markets launched commercial service and equipment was placed in service. Additionally, interest expense continues to increase as borrowings increase.

Other Income

The Company participates in affiliation agreements with APC and Cox PCS. Aggregate fees of $1.8 million earned under these agreements for the three months ended March 31, 1998 are shown in other income.


For the Three Months Ended March 31, 1997

Operating Revenues/Margin

The Company commenced initial commercial operations for its PCS services in certain markets late in the fourth quarter of 1996 and, as a result, generated minimal operating revenues. The negative gross profit resulted primarily from the Company's subsidy of handsets. Cost of revenues consisted principally of switch and cell site expenses, including site rental, utilities and access charges. Prior to service launch, such costs were incurred during the network buildout and testing phases. As markets launched, the costs were incurred to provide service in the related markets.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expense for the three months ended March 31, 1997 increased to $118.1 million compared to the three months ended March 31, 1996. Selling expenses increased $13.1 million due to costs incurred in preparation of and during the initial commercial service launch in various markets. Such costs included participation with Sprint in an NFL sponsorship, development and production expenses associated with advertisements in various media (i.e., television, radio, print), and the development of printed brochures to promote the Company's products and services.

General and administrative expenses increased to $105.0 million for the three months ended March 31, 1997 due principally to increases in salary and related benefits, computer equipment and related expenses and professional and consulting fees. Salaries and benefits and computer equipment and related expenses increased due to an increase in employee headcount. Professional and consulting fees increased due to the use of consultants and other experts to assist with the continuing development and enhancement of the Company's information systems, continued rollout and tailoring of training programs for the Company's sales force, and various other projects.

Depreciation and Amortization

Depreciation and amortization expense increased from $0.3 million for the three months ended March 31, 1996 to $34.4 million for the three months ended March 31, 1997 as certain network equipment was placed in service and amortization of PCS licenses and microwave relocation costs in the launched markets commenced.

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

                                    PART II.
                                Other Information

Item 1. Legal Proceedings

        There were no reportable events during the quarter ended March 31, 1998.


Item 2. Changes in Securities

        There were no reportable events during the quarter ended March 31, 1998.

Item 3. Defaults On Senior Securities

        There were no reportable events during the quarter ended March 31, 1998.

Item 4. Submission of Matters to Votes of Security Holders

        There were no reportable events during the quarter ended March 31, 1998.

Item 5. Other Information

        There were no reportable events during the quarter ended March 31, 1998.

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

      4.4    Form of Senior Discount Note (included in Exhibit 4.3).

     10.1 Amended and Restated Equipment Lease Agreement, dated as of December 1, 1996, between Sprint L.P. and Sprint Spectrum Equipment Company, L.P.

     27   Financial data schedule

     (b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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



Dated:  May 5, 1998

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       SPRINT SPECTRUM FINANCE CORPORATION
                                       (Registrant)




                                 By    /s/  Robert M. Neumeister, Jr.
                                       Robert M. Neumeister, Jr.
                                       Vice President and Treasurer




Dated:  May 5, 1998