Form 10-Q
period 1998-06-30
SPRINT SPECTRUM L P; SPRINT SPECTRUM FINANCE CORP
filed 1998-08-12
CIK 1015551, 1017358

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from____________ to______________

                              333-06609-01
Commission file number________333-06609-02___________


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

Yes      X                 No

As of August 1, 1998, Sprint Spectrum Finance Corporation had Common Stock outstanding of 100 shares.

                              SPRINT SPECTRUM L.P.
                       SPRINT SPECTRUM FINANCE CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                        Page
                                                                       Number
                                                                     -----------

Part I - Financial Information.........................................   1 - 21

  Item 1a.  Financial Statements - Sprint Spectrum L.P.................   1 - 7

     Consolidated Condensed Balance Sheets.............................     1

     Consolidated Condensed Statements of Operations...................     2

     Consolidated Condensed Statements of Cash Flows...................     3

     Notes to Consolidated Condensed Financial Statements..............   4 - 7

  Item 1b.  Financial Statements - Sprint Spectrum Finance Corporation.   8 - 11

     Condensed Balance Sheets..........................................     8

     Condensed Statements of Operations................................     9

     Condensed Statements of Cash Flows................................     10

     Notes to Condensed Financial Statements...........................     11

  Item 2a.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations - Sprint Spectrum L.P...................  12 - 20

  Item 2b.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations - Sprint Spectrum Finance Corporation...     21
Part II - Other Information

  Item 1.  Legal Proceedings...........................................  22 - 23

  Item 2.  Changes in Securities.......................................     23

  Item 3.  Defaults On Senior Securities...............................     23

  Item 4.  Submission of Matters to a Vote of Security Holders.........     24

  Item 5.  Other Information...........................................     24

  Item 6.  Exhibits and Reports on Form 8-K............................  24 - 25

Signature..............................................................  26 - 27

Exhibits

                                                                         PART I.
                                                                        Item 1a.

                              SPRINT SPECTRUM L.P.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                               June 30,      December 31,
                                                                 1998           1997
                                                            -------------   -------------
-------------------------------------------------------
                                                             (unaudited)
                               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...........................     $    78,043    $     36,821
   Accounts receivable, net............................         126,495          96,318
   Receivable from affiliates..........................          63,834         105,156
   Inventory...........................................         120,359          96,907
   Prepaid expenses and other assets...................          41,210          25,353
                                                            -------------   -------------
     Total current assets..............................         429,941         360,555

INVESTMENT IN PCS LICENSES, net........................       2,059,200       2,085,836

PROPERTY, PLANT AND EQUIPMENT, net.....................       3,414,104       3,132,664

MICROWAVE RELOCATION COSTS, net........................         268,131         250,397

OTHER ASSETS, net......................................          91,407         101,465

                                                            =============   =============
TOTAL ASSETS...........................................     $ 6,262,783    $   5,930,917
                                                            =============   =============

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable....................................     $   237,414    $    305,524
   Payable to affiliates...............................               -           1,190
   Accrued interest....................................          76,860          45,851
   Accrued expenses....................................         292,149         227,890
   Current maturities of long-term debt ...............          11,694          11,380
                                                            -------------   -------------
     Total current liabilities.........................         618,117         591,835

CONSTRUCTION OBLIGATIONS...............................         397,492         705,280

LONG TERM DEBT.........................................       4,615,130       3,101,539

OTHER NONCURRENT LIABILITIES...........................          70,779          48,975

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNER INTEREST IN CONSOLIDATED SUBSIDIARY....           5,000           5,000

PARTNERS' CAPITAL AND ACCUMULATED DEFICIT:
   Partners' capital...................................       3,437,565       3,437,565
   Accumulated deficit.................................      (2,881,300)     (1,959,277)
                                                            -------------   -------------
     Total partners' capital...........................         556,265       1,478,288

                                                            =============   =============
TOTAL LIABILITIES AND PARTNERS' CAPITAL................     $ 6,262,783    $  5,930,917
                                                            =============   =============



See notes to consolidated condensed financial statements.

                                                                         PART I.
                                                                        Item 1a.

                              SPRINT SPECTRUM L.P.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (In Thousands)





                                                 Three Months Ended          Six Months Ended
                                                      June 30,                   June 30,
                                          ----------------------------   -------------------------
                                              1998           1997            1998         1997
--------------------------------------    ------------    ------------   -------------  ----------


OPERATING REVENUES.....................   $   192,294      $  25,386      $  336,104    $  34,853

OPERATING EXPENSES:
   Cost of revenues....................       205,311         88,294         374,196      136,121
   Selling, general and administrative.       223,014        148,504         447,596      266,576
   Depreciation and amortization.......       149,856         66,300         264,527      100,682
                                          ------------    ------------   -------------  ----------
     Total operating expenses..........       578,181        303,098       1,086,319      503,379

LOSS FROM OPERATIONS...................      (385,887)      (277,712)       (750,215)    (468,526)

OTHER INCOME (EXPENSE):
   Interest, net ......................       (98,342)       (11,705)       (175,649)     (10,897)
   Other income........................         1,996          1,753           3,841        2,875
                                          ------------    ------------   -------------  ----------

     Total other income (expense)......       (96,346)        (9,952)       (171,808)      (8,022)

                                          ============    ============   =============  ==========
NET LOSS...............................   $  (482,233) $    (287,664)     $ (922,023)   $(476,548)
                                          ============    ============   =============  ==========


See notes to consolidated condensed financial statements.

                                                                         PART I.
                                                                        Item 1a.
                              SPRINT SPECTRUM L.P.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)




                                                                     Six Months Ended
                                                                          June 30,
                                                                -----------------------------
                                                                      1998          1997
--------------------------------------------------------------  --------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...................................................   $  (922,023)   $ (476,548)
   Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
     Depreciation and amortization............................       264,527        100,682
     Amortization of debt discount and issuance costs.........        26,508         22,615
     Changes in assets and liabilities:
       Receivables............................................        14,006        (29,541)
       Inventory..............................................       (23,452)       (11,824)
       Prepaid expenses and other assets......................       (12,164)        (8,664)
       Accounts payable and accrued expenses..................        25,968         (3,552)
       Other non current liabilities..........................        21,804          8,917
                                                                --------------  -------------

         Net cash used in operating activities................      (604,826)      (397,915)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.......................................      (516,145)    (1,202,946)
   Microwave relocation costs.................................       (23,781)       (80,035)
                                                                --------------  -------------
         Net cash used in investing activities................      (539,926)    (1,282,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions......................................             -        175,000
   Net borrowing under revolving credit agreement.............       760,000        390,000
   Proceeds from issuance of long-term debt...................       737,030        766,128
   Change in construction obligations.........................      (307,788)       452,206
   Payments on long-term debt.................................        (3,268)       (40,023)
   Debt issuance costs........................................             -        (20,000)
                                                                --------------  -------------
         Net cash provided by financing activities............     1,185,974      1,723,311
                                                                --------------  -------------
INCREASE  IN CASH AND CASH EQUIVALENTS........................        41,222         42,415

CASH AND CASH EQUIVALENTS, Beginning of period................        36,821         49,988

                                                                --------------  -------------
CASH AND CASH EQUIVALENTS, End of period......................   $    78,043    $    92,403
                                                                ==============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid, net of amount capitalized..................   $    63,137    $        27

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    - Accrued interest of $46.2 million and $78.2 million related to vendor financing was converted to long-term debt during the three and six months ended June 30, 1998, respectively.



See notes to consolidated condensed financial statements.

                                                                         PART I.
                                                                        Item 1a.
                              SPRINT SPECTRUM L.P.
        Notes to Consolidated Condensed Financial Statements (Unaudited)


The information contained in this Form 10-Q for the three and six month interim periods ended June 30, 1998 and 1997 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made (See Note 1).

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1998. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the 1997 Annual Report on Form 10-K filed by Sprint Spectrum L.P. and Sprint Spectrum Finance Corporation.

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

The partners of the Company have the following ownership interests as of June 30, 1998 and 1997:

   Sprint Spectrum Holding Company, L.P. (general partner)....greater than 99%
   MinorCo, L.P. (limited partner)................................less than 1%

The Company is consolidated with its subsidiaries, WirelessCo, L.P. ("WirelessCo"), Sprint Spectrum Equipment Company, L.P. ("EquipmentCo"), Sprint Spectrum Realty Company, L.P. ("RealtyCo") and Sprint Spectrum Finance Corporation ("FinCo"). WirelessCo was formed on October 24, 1994 to develop, operate and manage an integrated wireless business. On May 15, 1996, EquipmentCo was formed to lease or own wireless communication network equipment, and RealtyCo was formed to lease or own real property on which wireless communication facilities are to be located. On May 20, 1996, FinCo was formed to be a co-obligor of the senior notes and senior discount notes.

Sprint Recapitalization - Sprint has entered into a restructuring agreement with TCI, Comcast and Cox (the "Cable Parents") to restructure Sprint's wireless PCS operations (the "PCS Restructuring") subject to Sprint stockholder and FCC approvals. If the PCS Restructuring occurs as planned, Sprint will acquire the joint venture interests of TCI, Comcast and Cox in Sprint PCS and the joint venture interest of TCI and Cox in PhillieCo Partners I, L.P. and PhillieCo Partners II, L.P. In exchange for these joint venture interests, Sprit will issue to TCI, Comcast, and Cox a newly created class of Sprint common stock (the "PCS Stock"). The PCS Stock will be intended to reflect separately the performance of these joint ventures and Sprint's other PCS interests. The operations will be referred to as the PCS Group.

Deadlock Event - The proposed budget for fiscal year 1998 has not been approved by the Holdings partnership board, which resulted in the occurrence of a "Deadlock Event" as of January 1, 1998 under the Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (renamed Sprint Spectrum Holding Company, L.P.) dated January 31, 1996 (the "Holdings Partnership Agreement"). Holdings is the sole general partner of Sprint Spectrum L.P. Under the Holdings Partnership Agreement, if one of the Partners refers the budget issue to the chief executive officers of the Parents for resolution pursuant to specified procedures and the issue remains unresolved, buy/sell provisions would be triggered which may result in the purchase by one or more of the Partners of the interest of the other Partners, or, in certain circumstances, the liquidation of Holdings and it subsidiaries. Discussions among the Partners about restructuring their interests in Holdings, in lieu of triggering such buy/sell procedures, have resulted in the Partners entering into a restructuring agreement dated May 26, 1998. See "Sprint Recapitalization" above for a discussion of the restructuring agreement between the Partners.

2.    Summary of Significant Accounting Policies

Basis of Presentation - The assets, liabilities, results of operations and cash flows of entities in which the Company has a controlling interest have been consolidated. All significant intercompany accounts and transactions have been eliminated.

Accounts Receivable - Accounts receivable are net of an allowance for doubtful accounts of approximately $20.8 million and $9.0 million at June 30, 1998 and December 31, 1997 respectively.

Investment in PCS Licenses - During 1994 and 1995, the Federal Communications Commission ("FCC") auctioned PCS licenses in specific geographic service areas. The FCC grants licenses for terms of up to ten years, and generally grants renewals if the licensee has complied with its license obligations. The Company believes it will be able to secure renewal of the PCS licenses used by its subsidiaries. PCS licenses are amortized over 40 years once placed in service. Accumulated amortization for PCS licenses totaled approximately $71.6 million and $45.0 million as of June 30, 1998 and December 31, 1997, respectively.

Microwave Relocation Costs - The Company has also incurred costs associated with microwave relocation in the construction of the PCS network. Microwave relocation costs are amortized over 40 years, consistent with the PCS licenses. Accumulated amortization for microwave relocation costs totaled approximately $8.4 million and $5.2 million as of June 30, 1998 and December 31, 1997, respectively.

Intangible Assets - The ongoing value and remaining useful life of intangible assets are subject to periodic evaluation. The Company currently expects the carrying amounts to be fully recoverable. Impairments of intangibles and long-lived assets are assessed based on an undiscounted cash flow methodology.

Capitalized Interest - Interest costs associated with the construction of capital assets (including the PCS licenses) incurred during the period of construction are capitalized. The total interest capitalized for the six months ended June 30, 1998 and 1997 was approximately $22.1 million and $70.4 million, respectively.

Debt Issuance Costs - Included in other assets are costs associated with obtaining financing. Such costs are capitalized and amortized to interest expense over the term of the related debt instruments using the effective interest method. Accumulated amortization at June 30, 1998 and December 31, 1997 totaled approximately $19.6 million and $13.3 million, respectively.

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

Reclassification - Certain reclassifications have been made to the 1997 consolidated condensed financial statements to conform to the 1998 statement presentation.

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

The facility consists of a revolving credit commitment of $1.7 billion and a $300 million term loan commitment. In December 1997, certain terms relating to the financial and operating conditions were amended. As of June 30, 1998 the term loans have a weighted average interest rate of 8.19%. As of June 30, 1998, $1.4 billion had been drawn under the revolving credit facility at a weighted average interest rate of 8.21% with $300.0 million remaining immediately available. Commitment fees for the revolving portion of the agreement are payable quarterly based on average unused revolving commitments.

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

On April 30, 1997 and November 20, 1997, the Company amended the terms of its financing agreement with Nortel. The amendments provide for a syndication of the financing commitment between Nortel, several banks and other vendors (the "Nortel Lenders") and the modification of certain operating and financial covenants. As of June 30, 1998, $835.2 million, including converted accrued interest of $46.1 million, had been borrowed at an interest rate of 8.84% with $510.9 million remaining available under the first phase.

On May 29 and December 15, 1997, the Company amended the terms of its financing agreement with Lucent. The amendment provides for a syndication of the financing commitment between Lucent, Sprint and other banks and vendors (the "Lucent Lenders") and the modification of certain operating and financial covenants. The Lucent Lenders have committed to financing up to an aggregate of $1.8 billion, with Sprint financing up to $300 million. As of June 30, 1998, the Company had borrowed approximately $1.5 billion, including converted accrued interest of $83.8 million, at a weighted average interest rate of 8.76% with $383.8 million remaining available.

Certain  amounts  included under  Construction  Obligations on the  consolidated
condensed   balance  sheets  may  be  financed  under  the  Vendors'   financing
agreements.


5.    Contingencies and Commitments

Procurement Contract- On May 8, 1998, the Company amended its procurement and services agreement with Lucent. The amendment provides for an additional pricing structure for certain equipment, software and engineering services purchased by the Company from Lucent after January 1, 1998. Significant original contract provisions, including but not limited to, the length of the contract and the payment terms, have not been amended. The minimum commitment under the amendment is approximately $353 million.

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

                                                                         Part I.
                                                                        Item 1b.


                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                            CONDENSED BALANCE SHEETS

                                                                June 30,   December 31,
                                                                  1998         1997
  ----------------------------------------------------------   ----------   ----------
                                                               (Unaudited)
                                     ASSETS

  Receivable from parent.....................................  $    -       $    -
                                                               ----------   ----------

  TOTAL ASSETS...............................................  $    -       $    -
                                                               ==========   ==========

                LIABILITIES AND STOCKHOLDER'S EQUITY

  Payable to parent..........................................  $  1,497     $   1,497

  STOCKHOLDER'S EQUITY:

    Common stock, $1.00 par value; 1,000 shares authorized;
          100 shares issued and outstanding..................       100          100

    Accumulated deficit......................................    (1,597)       (1,597)
                                                               ----------   ----------
         Total stockholders' equity..........................    (1,497)       (1,497)


    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...............
                                                               $    -       $    -
                                                               ==========   ==========


See notes to condensed financial statements.

                                                                         Part I.
                                                                        Item 1b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                               Three Months Ended      Six Months Ended
                                   June 30,                 June 30,
                           -----------------------  -----------------------
                              1998         1997        1998         1997
                           ----------   ----------  ----------   ----------

Operating Revenues....     $     -      $    -      $     -      $    -

Operating Expenses....           -           -            -           -
                           ----------   ----------  ----------   ----------

Net Loss..............     $     -      $    -      $     -      $    -
                           ==========   ==========  ==========   ==========















See notes to condensed financial statements.


                                                                         Part I.
                                                                        Item 1b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                   Six Months Ended
                                                            June 30, 1998    June 30, 1997
                                                            --------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Net loss............................................    $     -         $     -
      Changes in assets and liabilities:
         Receivable from parent...........................          -               -
         Payable to parent................................          -               -
                                                            --------------  ---------------
           Net cash used in operating activities..........          -               -

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock...............................          -               -
                                                            --------------  --------------

           Net cash provided by financing activities......          -               -
                                                            --------------  --------------
 INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS.......................................          -               -

 CASH AND CASH EQUIVALENTS, Beginning of Period...........          -               -
                                                            ==============  ==============
 CASH AND CASH EQUIVALENTS, End of Period.................    $     -         $     -
                                                            ==============  ==============


See notes to condensed financial statements.

                                                                         Part I.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


The information contained in this Form 10-Q for the three and six month interim period ended June 30, 1998 and 1997 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1998. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the 1997 Annual Report on Form 10-K filed by Sprint Spectrum L.P. and Sprint Spectrum Finance Corporation.


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

General

License and Network Coverage - The Company owns 30 PCS licenses granted in the FCC's A Block and B Block PCS auction, which concluded in March 1995. These licenses allow the Company to provide service to 30 major trading areas ("MTAs") covering approximately 155.9 million Pops. The Company has also affiliated and expects to continue to affiliate with other PCS providers. Pursuant to management and affiliation agreements, each affiliated PCS service provider will use the Sprint(R) and Sprint PCSSM brand names, trademarks of Sprint Communications Company L.P. ("Sprint Communications").

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

Affiliations - The Company currently affiliates with or provides management services to entities in which the Partners have an ownership interest. The Company has an affiliation agreement with American PCS, L.P. ("APC"), a subsidiary of Holdings, which, through subsidiaries, owns a PCS license for and operates both a broadband CDMA (code division multiple access) network and GSM (global system for mobile communications) network in the Washington D.C./Baltimore area MTA, which covers approximately 8.3 million Pops. APC launched CDMA service at the end of the first quarter of 1998. The Company also affiliates with Cox Communications PCS, L.P. ("Cox PCS"), a limited partnership, in which Holdings is managing partner and has a 59.2% ownership interest. Cox PCS owns a PCS license for the Los Angeles-San Diego MTA covering approximately
21.0 million Pops.

The Company provides management services to SprintCom, Inc. ("SprintCom") and PhillieCo, L.P. ("PhillieCo"). SprintCom, a wholly-owned subsidiary of Sprint, participated in the FCC's D and E Block auction which ended January 14, 1997, and was awarded licenses for 139 of 493 BTAs, covering approximately 74.9 million Pops, all of which are geographic areas not covered by the Company's owned PCS licenses or licenses owned by APC, Cox PCS or PhillieCo. PhillieCo is a limited partnership organized by and among subsidiaries of Sprint, TCI and Cox that owns a PCS license for the Philadelphia MTA covering approximately 9.2 million Pops.

In June 1998, the Company also entered into various management agreements with other companies pursuant to which such other companies (each a "Manager") will build networks in portions of the Company's licensed coverage area and then affiliate the Manager's network with the Company's network. These Manager networks will be built using the same technological standards as those of the Company, and the Managers will use the Sprint PCS brand name to market their services and will be required to maintain certain quality standards to be established by the Company. The Company entered into 11 additional agreements in July and intends to continue to enter into additional management agreements as a means of expanding its existing network.

Sprint Recapitalization - Sprint has entered into a restructuring agreement with TCI, Comcast and Cox (the "Cable Parents") to restructure Sprint's wireless PCS operations (the "PCS Restructuring") subject to Sprint stockholder and FCC approvals. If the PCS Restructuring occurs as planned, Sprint will acquire the joint venture interest of TCI, Comcast and Cox in Sprint PCS and the joint venture interest of TCI and Cox in PhillieCo Partners I, L.P. and PhillieCo Partners II, L.P. In exchange for these joint venture interests, Sprint will issue to TCI, Comcast and Cox a newly created class of Sprint common stock (the "PCS Stock"). The PCS Stock will be intended to reflect separately the performance of these joint ventures and Sprint's other PCS interests. The operations will be referred to as the PCS Group.

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


Continuing Risk Factors

Year 2000 Issue - The "Year 2000" affects the Company's installed computer systems, network elements, software applications, and other business systems that have time sensitive programs that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or system errors. The Year 2000 issue may also affect the systems and applications of the Company's customers, vendors or resellers.

The Company is undertaking an inventory and assessment of its compute systems, network elements, software applications and other business systems. It is planning that Year 2000 compliance for these critical business systems will be achieved in 1999.. The Company is also contacting others with whom they conduct business to receive the appropriate warranties and assurances that those third parties are or will be Year 2000 compliant. The total cost of modifications and conversions is not known at this time; however, it is not expected to be material to the Company's financial position and is being expensed as incurred. In addition the Company uses publicly available services that are acquired without contract (e.g., global positioning system timing signal) that may be subject to the Year 2000 issue. While the Company believes these systems will be Year 2000 compliant, the Company has no contractual or other right to compel compliance.

If compliance is not achieved in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's operations. However, the Company is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue and is addressing the most critical applications first. The Company intends to develop and implement, if necessary, appropriate contingency plans to mitigate to the extent possible any Year 2000 noncompliance.

Deadlock Event - A proposed budget for fiscal year 1998 has not been approved by the Holdings partnership board, which resulted in the occurrence of a "Deadlock Event" as of January 1, 1998 under the Holdings Partnership Agreement. Holdings is the sole general partner of Sprint Spectrum L.P. Under the Holdings Partnership Agreement, if one of the Partners refers the budget issue to the chief executive officers of the Parents for resolution pursuant to specified procedures and the issue remains unresolved, buy/sell provisions would be triggered which may result in the purchase by one or more of the Partners of the interest of the other Partners, or, in certain circumstances, the liquidation of Holdings and it subsidiaries. Discussions among the Partners about restructuring their interests in Holdings, in lieu of triggering such buy/sell procedures, have resulted in the Partners entering into a restructuring agreement dated May 26, 1998. See "Sprint Recapitalization" above for a discussion of the restructuring agreement between the Partners.

Business Plan - To the extent the Sprint recapitalization is not approved, the Company's business plan will require additional capital financing prior to the end of 1998. Sources of funding for the Company's further financing requirements may include additional vendor financing, public offerings or private placements of equity and/or debt securities, commercial bank loans and/or capital contributions from Holdings or the Partners. There can be no assurance that any additional financing can be obtained on a timely basis and on terms acceptable to the Company and its Partners and within limitations contained in the Notes, the agreements governing the Secured Financing and any new financing arrangements. Failure to obtain any such financing could result in the delay or abandonment of the Company's development and expansion plans and expenditures, the failure to meet regulatory requirements or other potential adverse consequences.


Liquidity and Capital Resources

The continued expansion of the Company's PCS network and the marketing and distribution of the Company's PCS products and services will continue to require substantial capital. The Company currently estimates that its capital expenditures through 1999 will total approximately $1.8 to $2.0 billion. Actual amounts of the funds required may vary materially from these estimates and additional funds would be required in the event of significant departures from the current business plan, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and other technological risks.

The Company's primary uses of cash historically has been to fund the initial operating losses, capital expenditures and the acquisition of PCS licenses. Operating losses before depreciation and amortization were $485.7 million and $367.8 million for the six months ended June 30, 1998 and 1997, respectively. Capital expenditures totaled $516.1 million and $1,202.9 million for the six months ended June 30, 1998 and 1997, respectively. Capital expenditures were incurred primarily to fund the buildout of the Company's network. The Company spent $2.1 billion to acquire the PCS licenses.

Historically, the sources of funds for the Company were principally long-term debt, capital contributions and vendor financing arrangements. Long-term debt, including vendor financings and construction obligations, totaled $5.0 billion and $3.8 billion at June 30, 1998 and December 31, 1997, respectively. The Company has used vendor financing arrangements to fund the purchase of the equipment and software manufactured by the vendors as well as a substantial part of the construction labor and ancillary equipment (e.g., towers, antennae) required to construct the Company's PCS network. These facilities serve as a primary financing source for the buildout of the network.

To the extent the Sprint recapitalization is not approved, the Company currently has limited sources of funds to meet its capital requirements and has relied upon capital contributions, advances from Holdings, third party debt and public debt. The Amended and Restated Capital Contribution Agreement (the "Amended Agreement") dated October 2, 1996 between the Company and the Partners provided for $3.2 billion in capital contributions. As of March 31, 1998 the Partners had fulfilled their obligation under the Amended Agreement. Further capital contributions may be made by the Partners to Holdings which may, in turn, contribute capital to the Company. However, the Partners are not obligated to make additional capital contributions, and there can be no assurance that such contributions will be made. In October 1996 and as amended in December 1997, the Company entered into a credit agreement with The Chase Manhattan Bank, as administrative agent for a group of lenders, for a $2.0 billion senior secured credit facility (the "Bank Facility"). The proceeds of the Bank Facility are to be used to finance working capital needs, subscriber acquisition costs, capital expenditures and other general purposes of the Company. The Bank Facility consists of a $300 million term loan commitment and a revolving credit commitment of $1.7 billion. As of June 30, 1998, $300 million under the term loan and $1.4 billion under the revolving credit facility had been borrowed with $300 million remaining available.

Also in October 1996, the Company entered into credit agreements for up to an aggregate of $3.1 billion of senior secured multiple drawdown term loan facilities from two of its network infrastructure equipment vendors. As amended in April and November 1997, the Nortel facility provides $1.3 billion in senior secured loans. The Lucent facility, as amended in May and December 1997, provides $1.8 billion in senior secured loans (together the "Vendor Financing" and together with the Bank Facility, the "Secured Financing"). The Company is using the proceeds from the Vendor Financing to fund the purchase of the equipment and software manufactured by the vendors as well as a substantial part of the construction and ancillary equipment (e.g., towers, antennae, cable) required to construct the Company's PCS network. These facilities serve as the primary financing mechanism for the buildout and continued expansion of the network. The Company has borrowed $2.3 billion, including $130.0 million in accrued converted interest, under such facilities at June 30, 1998, of which $300 million was syndicated to Sprint.

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

For the six months ended June 30, 1998, the Company used cash of approximately $605.0 million in operating activities, which consisted of the operating loss of $922.0 million less depreciation and amortization of $291.0 million and net changes in working capital and other noncurrent liabilities of $26.2 million. Cash used in investing activities totaled $539.9 million, consisting of capital expenditures and microwave relocation costs. Cash provided by financing activities totaled $1.2 billion, consisting of the proceeds from vendor financing, the revolving credit agreement, and the change in construction obligations.

In connection with the restructuring and recapitalization, Sprint and the Cable Parents have agreed to loan up to $400 million, based on respective ownership interests, to fund the capital requirements of Holdings and its affiliates, including the Company, from the date of the signing of the PCS Restructuring Agreement through the closing date. These loans may be repaid from the proceeds of an anticipated initial public offering ("IPO") by Sprint, but only to the extent the net proceeds of the IPO exceed $500 million. In the event the loans remain outstanding after the IPO, the remaining balance will be converted into 10-year preferred stock convertible into PCS stock.

Subsequent to the restructuring, Sprint intends to borrow funds and then allocate the borrowings to the PCS Group depending upon its capital structure and funding needs. Sprint will lend to the PCS Group at rates of interest and with terms consistent with which the PCS Group could raise funds on their own without the support of Sprint.

Seasonality

The wireless industry, including the Company, has experienced a trend of generating a significantly higher number of subscriber additions and handset sales in the fourth quarter of each year as compared to the other three fiscal quarters. A number of factors contribute to the trend, including the increasing use of retail distribution, which is dependent on the year-end holiday shopping season, the timing of new product and service announcements and introductions, competitive pricing pressures and aggressive marketing and sales promotions. There can be no assurances that strong fourth quarter results for subscriber additions and handset sales will continue for the wireless industry or the Company. The Company's fourth quarter subscriber additions and handset sales could be adversely impacted by a variety of reasons, including the Company's inability to match or beat pricing plans offered by competitors, the failure to adequately promote the Company's products, services and pricing plans or the failure to have an adequate supply or selection of handsets. If fourth quarter results of the Company fail to significantly improve upon subscriber additions and handset sales from year's previous quarters, the Company's results for the year could be materially adversely affected.


Results of Operations

For the Three and Six Months Ended June 30, 1998

Operating Revenues

Revenues and cost of revenues have increased for the second quarter and six months ended June 30, 1998 compared to the same periods in 1997 due to increases in the number of markets launched and in the number of subscribers. Revenues include service and the sales of handsets and accessory equipment through multiple distribution channels (including Sprint PCS retail stores, telemarketing, and business channels) and to third party vendors. Cost of revenues consists principally of handset and accessory costs, interconnection costs and switch and cell site expenses, including site rental and utilities.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expenses for the second quarter of 1998 were $223.0 million compared to $148.5 million for the second quarter of 1997. For the six months ended June 30, 1998, selling, general and administrative expenses increased to $447.6 million from $266.6 million. For the six months ended June 30, 1998, selling expenses were $132.1 million, compared to $43.3 million for the same period in 1997. For the second quarter of 1998, selling expenses increased to $82.7 million from $30.2 million in the second quarter of 1997. Such costs include participation with Sprint in an NFL sponsorship, development and production expenses associated with advertisements in various media (i.e., television, radio, print), the development of printed brochures to promote the Company's products and services, and sales incentive programs. The Company expects selling expenses will continue to increase as the Company expands its sales and marketing activities.

General and administrative expenses for the second quarter increased $22.0 million over the same period in 1997. For the six months ended June 30, 1998, general and administrative expenses were $315.5 million, compared to $223.3 million for the comparable period in 1997. These increases are due principally to increases in salary and related benefits, computer equipment and related expenses and professional and consulting fees. Salaries and benefits, computer equipment and related expenses increased due to an increase in employee headcount. These additional employees have been added over the last year to support the continued growth of the Company. Professional and consulting fees increased due to the use of consultants and other experts to assist with the continuing development and enhancement of the Company's information systems, continued rollout and tailoring of employee training, and various other projects.

Depreciation and Amortization

Depreciation and amortization expense for the second quarter of 1998 was $149.9 million compared to $66.3 million for the same period in the prior year. For the six months ended June 30, 1998, depreciation and amortization expense increased $163.8 million over the same period in 1997 as network equipment in launched markets has been placed in service and amortization of PCS licenses and microwave relocation costs in those same markets commenced.

Other Income/Expense:

Interest Expense

Interest expense increased to $99.1 million for the three months ended June 30, 1998, versus $12.1 million for the same period in 1997. For the six months ended June 30, 1998, interest expense was $177.3 million, compared to $12.2 million for the same period in 1997. The balance of the Company's construction accounts eligible for interest capitalization declined during the period as markets launched commercial service and equipment was placed in service. Additionally, interest expense continues to increase as borrowings increase.

Other Income

The Company participates in affiliation agreements with PhillieCo, APC and Cox PCS. For the three and six months ended June 30, 1998, aggregate fees of $2.0 million and $3.9 million, respectively, earned under these agreements are shown in other income.

For the Three and Six Months Ended June 30, 1997

Operating Revenues

The Company commenced initial commercial operations for its PCS services in certain MTAs late in the fourth quarter of 1996 and, as a result, had generated minimal operating revenues. Cost of service consisted principally of switch and cell site expenses, including site rental, utilities and access charges. Prior to service launch, such costs were incurred during the network buildout and testing phases. As markets launched, costs were incurred to provide service in the related markets.

Selling Expenses

The Company's selling expenses for the second quarter of 1997 were $30.2 million compared to $0.9 million for the second quarter of 1996. For the six months ended June 30, 1997, selling expenses increased to $43.3 million from $0.9 million for the same six months of 1996. These increases were due to costs incurred in preparation of and during the initial commercial service launch in various markets. Such costs included participation with Sprint in an NFL sponsorship, development and production expenses associated with advertisements in various media (i.e., television, radio, print), and the development of printed brochures to promote the Company's products and services.

General and Administrative

General and administrative expenses for the second quarter increased from $42.5 million in 1996 to $118.3 million in 1997. General and administrative expenses for the six months ended June 30, 1996 and 1997 were $73.2 million and $223.3 million, respectively. Increases for both the three and six month periods were due principally to increases in salary and related benefits, computer equipment and related expenses and professional and consulting fees. Salaries and benefits, computer equipment and related expenses increased due to an increase in employee headcount. Professional and consulting fees increased due to the use of consultants and other experts to assist with the continuing development and enhancement of the Company's sophisticated information systems, continued rollout and tailoring of training programs for the Company's sales force, and various other projects.

Depreciation and Amortization

Depreciation and amortization expense for the second quarter of 1997 was $66.3 million compared to $0.4 million for the same period in the prior year. Depreciation and amortization expense of $100.7 million for the six months ended June 30, 1997, was an increase from $0.6 million for the same period in 1996 as certain network equipment was placed in service and amortization of PCS licenses and microwave relocation costs in the launched markets commenced.

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

Interest expense increased to $12.1 and $12.2 million for the three and six months ended June 30, 1997, respectively, as the Company's construction activities declined during the period as markets launched commercial service, resulting in the capitalization of less than 100% of the interest expense incurred during the period. Additionally, interest expense continues to increase as borrowings increase.

Other Income

Equity in loss of unconsolidated partnership for the three and six months ended June 30, 1996 represents the Company's share of the losses in APC before the ownership interest was transferred to Holdings on August 31, 1996. The Company retained the rights and obligations under the affiliation agreement with APC. In addition, the Company participates in an affiliation agreement with Cox PCS. Fees earned under these agreements of $1.8 million and $2.9 million for the three and six months ended June 30, 1997, respectively, are shown in other income.

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

                                                                        PART II.
                                                               Other Information
Item 1.  Legal Proceedings

         Sewell, et al. v. Sprint PCS Limited Partnership, a/k/a Sprint Spectrum L.P., et al., Circuit Court in Baltimore City, Maryland (Civil Action No. S-97-3044). In July 1997, a class action complaint was filed against Sprint Spectrum L.P. and American PCS, L.P., asserting common law and statutory claims of misrepresentation and breaches of contract and warranty. The plaintiffs claim the defendants misled customers into buying Sprint SpectrumSM handsets and services on the basis that they were compatible with or operable on the Sprint PCSSM network, and failed to disclose that the technology behind the Sprint SpectrumSM network was inferior to the technology behind the Sprint PCSSM network. The plaintiffs are seeking compensatory and punitive damages, and attorneys' fees. The plaintiffs' class was certified by the court on June 29, 1998.

         Copacino, et al. v. Sprint Spectrum L.P., et al., United States District Court for the District of Columbia, Case No. 98-1180. In July 1998, a class action complaint was filed against Sprint Spectrum L.P. asserting common law and statutory claims of misrepresentation and breaches of contract and warranty. The responsive pleading by Sprint Spectrum L.P. is not yet due. The plaintiffs claim the defendants misled customers into buying Sprint Spectrum SM handsets and services on the basis that the Sprint SpectrumSM service would be expanded to include national coverage or would be linked to the Sprint PCSSM system. The plaintiffs are seeking injunctive relief, punitive damages, and attorneys fees.

         Andrew Blum, et al. vs. Sprint Spectrum L.P., United States District Court for the Southern District of Florida (removed) Case No. 97-7157-CIV. Suit was filed August 28, 1997 in Florida state court and was removed to federal court. Plaintiff moved to certify the class on September 27, 1997. Following limited discovery, Sprint Spectrum L.P. opposed the motion and plaintiffs moved to withdraw their motion to certify the class on March 11, 1998. Plaintiff moved to amend the complaint on May 8, 1998 (including withdrawal of the original class representative and the substitution of additional representatives), which motion was granted on June 15, 1998.

         The suit alleges that Sprint Spectrum L.P. knew, or should have known, at the time it promoted high-minute usage plans in July and August 1997, that such promotions would generate usage demand that would exceed capacity of its network, resulting in blocked or dropped calls. Plaintiff seeks to represent a class of subscribers in four South Florida counties who subscribed to service between July 1, 1997 to December 31, 1997. The suit seeks a refund of the purchase price of telephone handsets and all amounts paid for service, unspecified compensatory and punitive damages, attorneys' fees and other unspecified relief.

         Rick Cortez, et al. vs. Sprint Spectrum L.P. et al., United States District Court for the Southern District of Texas, Case No. M-97-259 Suit was filed in state court on September 24, 1997 and removed to federal court. Plaintiff moved to remand and to amend the suit, which motions have been heard and are under advisement.

         The suit is against Sprint Spectrum L.P. and the salesperson who allegedly sold plaintiff the telephone. Plaintiff alleges that Sprint Spectrum L.P. began promoting its service through various advertisements, touting clarity, fewer dropped calls and coverage in the Rio Grande

Valley, which plaintiff alleges were false, complaining of excessive dropped and blocked calls. Claims are based on common law fraud, negligent misrepresentation, breach of warranty and breach of contract. Plaintiff seeks to represent a nationwide class of subscribers. Suit seeks unspecified damages, pre-judgment interest, punitive damages and attorneys' fees.

         Camille U. and Joseph Chiarella v. Sprint Spectrum L.P., et al., Civil District Court for the Parish of Orleans, No. 97-19338. Suit filed October 31, 1997. Exceptions to plaintiff's claims were filed and several were sustained. Plaintiff filed an amended petition. Exceptions to the amended petition were filed on July 10, 1998.

         Plaintiff   alleges  that  Sprint   Spectrum   L.P.,   its  owners  and
distributors began promoting its service through various advertisements and direct solicitations, touting clarity, fewer dropped calls and coverage in the New Orleans, which plaintiff alleges were false, complaining of excessive dropped and blocked calls. Plaintiff seeks to represent a statewide class of subscribers.

         Sam Nacify v Sprint Spectrum L.P., United States District Court for the Southern District of California at Los Angeles, Case No. 98-4093 CBM. Suit filed in state court April 1, 1998 and removed to federal court. Plaintiffs moved to remand, which motion is scheduled to be heard July 27, 1998.

         The suit is brought by a Cox Communications PCS, L.P. customer alleging that he was induced to buy a handset and sign up for service based on offers of large numbers of included minutes for a low monthly recurring charge, that he experienced numerous dropped calls and blocked calls and that coverage is not as represented due to popularity of promotions, resulting in lack of capacity. Claims made are for violation of the California Consumer Legal Remedies Act, common law fraud and breach of contract. Plaintiff seeks to represent class of customers in California. Suit seeks restitution, attorneys' fees, prejudgment interest, injunctive relief and other unspecified relief.


         Edward Ho, et al. v. Sprint Spectrum L.P., United States District Court for the Southern District of California City of Los Angeles, Case No.
BC 192668. Suit was served June 22, 1998.

         The class is alleged to be those who bought 1,000 minute plans and 500 minute plans in California in the fall of 1997. The suit claims that the system did not work as represented (frequent dropped calls, non-functioning voice mail). Breach of implied warranty, common law and the California Consumer Legal Remedies Act fraud and negligent misrepresentation claims are made. Relief sought is injunctive, unspecified compensatory and punitive damages and attorneys' fees.


Item 2.  Changes in Securities

         There were no reportable events during the quarter ended June 30, 1998.

Item 3.  Defaults On Senior Securities

         There were no reportable events during the quarter ended June 30, 1998.

Item 4.  Submission of Matters to Votes of Security Holders

         There were no reportable events during the quarter ended June 30, 1998.

Item 5.  Other Information

         There were no reportable events during the quarter ended June 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed as part of this report:

      3.1 Certificate of Limited Partnership of Sprint Spectrum L.P. (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

      3.2 Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (renamed Sprint Spectrum Holding Company, L.P.) dated January 31, 1996, among Sprint Spectrum L.P. (renamed Sprint Enterprises, L.P.), TCI Network Services, Comcast Telephony Services, and Cox Telephony Partnership (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

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

      4.4    Form of Senior Discount Note (included in Exhibit 4.3).

      10.1 Amendment No. 2 dated May 8, 1998 to Amended and Restated Procurement and Services Contract dated October 9, 1996, between Lucent Technologies Inc. and Sprint Spectrum Equipment Company, L.P. as amended by Amendment No. 1 dated February 27, 1997. The omitted portions indicated by brackets have been separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

      10.2 Revised Amendment No. 1., dated June 22, 1998, to the Sprint Spectrum L.P. 1997 Long-Term Incentive Compensation Plan.


     27   Financial data schedule

     (b)  Reports on Form 8-K
         A report on Form 8-K concerning the restructuring of the partnership interests in Sprint Spectrum Holding Company, L.P. was filed on June 4, 1998

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    SPRINT SPECTRUM L.P.
                                    (Registrant)





                                    By   /s/Robert M. Neumeister, Jr.
                                         Robert M. Neumeister, Jr.
                                         Chief Financial Officer



Dated:  August 12, 1998

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    SPRINT SPECTRUM FINANCE CORPORATION
                                    (Registrant)




                                    By   /s/Robert M. Neumeister, Jr.
                                         Robert M. Neumeister, Jr.
                                         Vice President and Treasurer




Dated:  August 12, 1998