Form 10-Q
period 1998-09-30
SPRINT SPECTRUM L P; SPRINT SPECTRUM FINANCE CORP
filed 1998-11-02
CIK 1015551, 1017358

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from__________________ to ___________________


                         333-06609-01
Commission file number   333-06609-02

                              SPRINT SPECTRUM L.P.
                       SPRINT SPECTRUM FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

      DELAWARE                                    48-1165245
      DELAWARE                                    43-1746537
(State or other jurisdiction           (IRS Employer Identification No.)
of incorporation or organization)

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

Yes      X                 No

As of November 1, 1998, Sprint Spectrum Finance Corporation had Common Stock outstanding of 100 shares.

                              SPRINT SPECTRUM L.P.
                       SPRINT SPECTRUM FINANCE CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                           Page
                                                                          Number
                                                                        --------

Part I - Financial Information.............................................1-21

     Item 1a.  Financial Statements - Sprint Spectrum L.P..................1-7

         Consolidated Condensed Balance Sheets............................. 1

         Consolidated Condensed Statements of Operations................... 2

         Consolidated Condensed Statements of Cash Flows................... 3

         Notes to Consolidated Condensed Financial Statements..............4-7

     Item 1b.  Financial Statements - Sprint Spectrum Finance Corporation..8-11

         Condensed Balance Sheets.......................................... 8

         Condensed Statements of Operations................................ 9

         Condensed Statements of Cash Flows................................ 10

         Notes to Condensed Financial Statements........................... 11

     Item 2a.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations - Sprint Spectrum L.P...................12-20

     Item 2b. Management's Discussion and Analysis of Financial Condition and Results of Operations - Sprint Spectrum Finance Corporation.. 21

Part II - Other Information

     Item 1.  Legal Proceedings............................................22-24

     Item 2.  Changes in Securities........................................ 24

     Item 3.  Defaults On Senior Securities................................ 24

     Item 4.  Submission of Matters to a Vote of Security Holders.......... 24

     Item 5.  Other Information............................................ 24

     Item 6.  Exhibits and Reports on Form 8-K.............................24-25

Signature..................................................................26-27

Exhibits



                                                                         PART I.
                                                                        Item 1a.
                              SPRINT SPECTRUM L.P.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                       September 30,   December 31,
                                                           1998            1997
                                                       -------------   -------------
------------------------------------------------------
                                                        (unaudited)
                               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.......................... $     96,040    $    36,821
   Accounts receivable, net...........................      131,972         96,318
   Receivable from affiliates.........................       91,970        105,156
   Inventory..........................................      162,682         96,907
   Prepaid expenses and other assets..................       37,896         25,353
                                                       -------------   -------------
     Total current assets.............................      520,560        360,555

INVESTMENT IN PCS LICENSES, net.......................    2,045,883      2,085,836

PROPERTY, PLANT AND EQUIPMENT, net....................    3,580,420      3,132,664

MICROWAVE RELOCATION COSTS, net.......................      272,963        250,397

OTHER ASSETS, net.....................................       88,090        101,465

                                                       =============   =============
TOTAL ASSETS.......................................... $  6,507,916    $ 5,930,917
                                                       =============   =============

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable................................... $    269,500    $   305,524
   Payable to affiliates..............................        1,648          1,190
   Accrued interest...................................       63,251         45,851
   Accrued expenses...................................      321,480        227,890
   Current maturities of long-term debt ..............       11,858         11,380
                                                       -------------   -------------
     Total current liabilities........................      667,737        591,835

CONSTRUCTION OBLIGATIONS..............................      462,653        705,280

LONG TERM DEBT, net...................................    5,001,107      3,101,539

OTHER NONCURRENT LIABILITIES..........................       80,603         48,975

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNER INTEREST IN CONSOLIDATED SUBSIDIARY...        5,000          5,000

PARTNERS' CAPITAL AND ACCUMULATED DEFICIT:
   Partners' capital..................................    3,690,314      3,437,565
   Accumulated deficit................................   (3,399,498)    (1,959,277)
                                                       -------------   -------------
     Total partners' capital..........................      290,816      1,478,288

                                                       =============   =============
TOTAL LIABILITIES AND PARTNERS' CAPITAL............... $  6,507,916    $ 5,930,917
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


                                                                         PART I.
                                                                        Item 1a.
                              SPRINT SPECTRUM L.P.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (In Thousands)





                                              Three Months Ended               Nine Months Ended
                                                September 30,                    September 30,
                                          --------------------------   -------------------------------
                                               1998         1997               1998           1997
---------------------------------------   ------------  ------------   ----------------   ------------

OPERATING REVENUES..................... $    246,448    $   72,534     $     582,552      $  107,387

OPERATING EXPENSES:
   Cost of revenues....................      233,379       166,010           607,575         302,131
   Selling, general and administrative.      251,919       205,172           699,515         471,748
   Depreciation and amortization.......      167,314        84,054           431,841         184,736
                                          ------------  ------------   ----------------   ------------
     Total operating expenses..........      652,612       455,236         1,738,931         958,615

LOSS FROM OPERATIONS...................     (406,164)     (382,702)       (1,156,379)       (851,228)

OTHER INCOME (EXPENSE):
   Interest, net ......................     (111,609)      (39,243)         (287,258)        (50,140)
   Other income (expense)..............         (425)        1,031             3,416           3,906
                                          ------------  ------------   ----------------   ------------

     Total other income (expense)......     (112,034)      (38,212)         (283,842)        (46,234)

                                          ============  ============   ================   ============
NET LOSS...............................   $ (518,198)   $ (420,914)    $  (1,440,221)     $ (897,462)
                                          ============  ============   ================   ============


See notes to consolidated condensed financial statements.


                                                                         PART I.
                                                                        Item 1a.
                              SPRINT SPECTRUM L.P.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)




                                                                            Nine Months Ended
                                                                              September 30,
                                                                    -------------------------------
                                                                         1998              1997
-----------------------------------------------------------------   ---------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss......................................................   $ (1,440,221)      $  (897,462)
   Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
     Depreciation and amortization...............................        431,841           184,736
     Amortization of debt discount and issuance costs............         40,147            35,328
     Changes in assets and liabilities:
       Receivables...............................................        (19,204)          (81,876)
       Inventory.................................................        (65,775)           (7,826)
       Prepaid expenses and other assets.........................         (8,631)           (8,984)
       Accounts payable and accrued expenses.....................         79,324           167,972
       Other noncurrent liabilities..............................         31,628            13,488
       Other, net................................................          2,161              -
                                                                    ---------------  --------------

         Net cash used in operating activities...................       (948,730)         (594,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..........................................       (840,780)       (1,567,924)
   Microwave relocation costs....................................        (30,755)          (96,852)
                                                                    ---------------  --------------
         Net cash used in investing activities...................       (871,535)       (1,664,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions.........................................        252,750           455,000
   Net borrowing under revolving credit agreement................        960,000           370,000
   Proceeds from issuance of long-term debt......................        914,242         1,327,553
   Change in construction obligations............................       (242,627)          149,906
   Payments on long-term debt....................................         (4,881)           (1,490)
   Debt issuance costs...........................................           -              (20,000)
                                                                    ---------------  --------------
         Net cash provided by financing activities...............      1,879,484         2,280,969

                                                                    ---------------  --------------
INCREASE  IN CASH AND CASH EQUIVALENTS...........................         59,219            21,569

CASH AND CASH EQUIVALENTS, Beginning of period...................         36,821            49,988

                                                                    ---------------  --------------
CASH AND CASH EQUIVALENTS, End of period.........................   $     96,040       $    71,577
                                                                    ===============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid, net of amount capitalized.....................   $    116,110       $    12,226

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 - Accrued interest of $139.0 million and $24.8 million related to vendor financing was converted to long-term debt during each of the nine months ended September 30, 1998 and 1997, respectively.


See notes to consolidated condensed financial statements

                                                                         PART I.
                                                                        Item 1a.
                              SPRINT SPECTRUM L.P.
        Notes to Consolidated Condensed Financial Statements (Unaudited)


The information contained in this Form 10-Q for the three and nine month interim periods ended September 30, 1998 and 1997 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made (See Note 1).

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1998. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the 1997 Annual Report on Form 10-K filed by Sprint Spectrum L.P. and Sprint Spectrum Finance Corporation.

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

The partners of the Company have the following ownership interests as of September 30, 1998 and 1997:

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

Sprint Recapitalization - Sprint has entered into a restructuring agreement with TCI, Comcast and Cox (the "Cable Parents") to restructure Sprint's wireless PCS operations (the "PCS Restructuring") subject to Sprint stockholder and FCC approvals. If the PCS Restructuring occurs as planned, Sprint will acquire the joint venture interests of TCI, Comcast and Cox in Sprint PCS and the joint venture interest of TCI and Cox in PhillieCo Partners I, L.P. and PhillieCo Partners II, L.P. In exchange for these joint venture interests, Sprint will issue to TCI, Comcast, and Cox a newly created class of Sprint common stock (the "PCS Stock"). The PCS Stock is intended to reflect separately the performance of these joint ventures and Sprint's other PCS interests. The operations will be referred to as the PCS Group.

Deadlock Event - The proposed budget for fiscal year 1998 has not been approved by the Holdings partnership board, which resulted in the occurrence of a "Deadlock Event" as of January 1, 1998 under the Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (renamed Sprint Spectrum Holding Company, L.P.) dated January 31, 1996 (the "Holdings Partnership Agreement"). Holdings is the sole general partner of Sprint Spectrum L.P. Under the Holdings Partnership Agreement, if one of the Partners refers the budget issue to the chief executive officers of the Parents for resolution pursuant to specified procedures and the issue remains unresolved, buy/sell provisions would be triggered which may result in the purchase by one or more of the Partners of the interest of the other Partners, or, in certain circumstances, the liquidation of Holdings and its subsidiaries. Discussions among the Partners about restructuring their interests in Holdings, in lieu of triggering such buy/sell procedures, have resulted in the Partners entering into a restructuring agreement dated May 26, 1998. See "Sprint Recapitalization" above for a discussion of the restructuring agreement between the Partners.

2.    Summary of Significant Accounting Policies

Basis of Presentation - The assets, liabilities, results of operations and cash flows of entities in which the Company has a controlling interest have been consolidated. All significant intercompany accounts and transactions have been eliminated.

Accounts Receivable - Accounts receivable are net of an allowance for doubtful accounts of approximately $17.2 million and $9.0 million at September 30, 1998 and December 31, 1997, respectively.

Investment in PCS Licenses - During 1994 and 1995, the Federal Communications Commission ("FCC") auctioned PCS licenses in specific geographic service areas. The FCC grants licenses for terms of up to ten years, and generally grants renewals if the licensee has complied with its license obligations. The Company believes it will be able to secure renewal of the PCS licenses used by its subsidiaries. PCS licenses are amortized over 40 years once placed in service. Accumulated amortization for PCS licenses totaled approximately $84.9 million and $45.0 million as of September 30, 1998 and December 31, 1997, respectively.

Microwave Relocation Costs - The Company has also incurred costs associated with microwave relocation in the construction of the PCS network. Microwave relocation costs are amortized over the remaining life of the PCS licenses. Accumulated amortization for microwave relocation costs totaled approximately $10.1 million and $5.2 million as of September 30, 1998 and December 31, 1997, respectively.

Intangible Assets - The ongoing value and remaining useful life of intangible assets are subject to periodic evaluation. The Company currently expects the carrying amounts to be fully recoverable. Impairments of intangibles and long-lived assets are assessed based on an undiscounted cash flow methodology.

Capitalized Interest - Interest costs associated with the construction of capital assets (including the PCS licenses) incurred during the period of construction are capitalized. The total interest capitalized for the nine months ended September 30, 1998 and 1997 was approximately $26.8 million and $87.2 million, respectively.

Debt Issuance Costs - Included in other assets are costs associated with obtaining financing. Such costs are capitalized and amortized to interest expense over the term of the related debt instruments using the effective interest method. Accumulated amortization at September 30, 1998 and December 31, 1997 totaled approximately $22.8 million and $13.3 million, respectively.

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

The facility consists of a revolving credit commitment of $1.7 billion and a $300 million term loan commitment. In December 1997, certain terms relating to the financial and operating conditions were amended. As of September 30, 1998 the term loans have a weighted average interest rate of 8.20%. As of September 30, 1998, $1.6 billion had been drawn under the revolving credit facility at a weighted average interest rate of 8.19% with $100.0 million remaining immediately available. Commitment fees for the revolving portion of the agreement are payable quarterly based on average unused revolving commitments.

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

On April 30, 1997 and November 20, 1997, the Company amended the terms of its financing agreement with Nortel. The amendments provide for a syndication of the financing commitment between Nortel, several banks and other vendors (the "Nortel Lenders") and the modification of certain operating and financial covenants. As of September 30, 1998, $856.3 million, including converted accrued interest of $67.2 million, had been borrowed at an interest rate of 8.78% with $510.9 million remaining available.

On May 29 and December 15, 1997, the Company amended the terms of its financing agreement with Lucent. The amendment provides for a syndication of the financing commitment between Lucent, Sprint and other banks and vendors (the "Lucent Lenders") and the modification of certain operating and financial covenants. The Lucent Lenders have committed to financing up to an aggregate of $1.8 billion, with Sprint financing up to $300 million. As of September 30, 1998, the Company had borrowed approximately $1.7 billion, including converted accrued interest of $123.5 million, at a weighted average interest rate of 8.70% with $252.8 million remaining available.

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

                                                                         Part I.

                                                                        Item 1b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                            CONDENSED BALANCE SHEETS


                                                                    September 30,    December 31,
                                                                         1998             1997
        ---------------------------------------------------------    -----------     ------------
                                                                     (Unaudited)
                                     ASSETS

        Receivable from parent...................................      $   -          $    -
                                                                      ----------      ----------

        TOTAL ASSETS.............................................      $   -          $    -
                                                                      ==========      ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

        Payable to parent........................................      $ 1,497        $ 1,497

        STOCKHOLDER'S EQUITY:

        Common stock, $1.00 par value; 1,000 shares authorized;
           100 shares issued and outstanding.....................          100            100

        Accumulated deficit......................................       (1,597)        (1,597)
                                                                      ----------      ----------
              Total stockholders' equity.........................       (1,497)        (1,497)


        TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...............
                                                                        $  -          $    -
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

                                                                         Part I.
                                                                        Item 1b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)




                            Three Months Ended             Nine Months Ended
                              September 30,                   September 30,
                            -------------------         -----------------------
                              1998       1997             1998           1997
                            --------    -------         ---------       -------

Operating Revenues.......    $  -      $   -           $   -           $   -

Operating Expenses.......       -          -               -               -
                            --------   -------         ---------       --------

Net Loss.................    $  -      $   -           $   -           $   -
                            ========   ========        =========       =========













See notes to condensed financial statements.

                                                                         Part I.
                                                                        Item 1b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                            Nine Months Ended       Nine Months Ended
                                                            September 30, 1998      September 30, 1997
                                                            ------------------     --------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Adjustments to reconcile net loss to net cash
       used in operating activities:
          Net loss........................................   $        -                 $   -
          Changes in assets and liabilities:
             Receivable from parent.......................            -                     -
             Payable to parent............................            -                     -
                                                            ------------------      --------------------
               Net cash used in operating activities......            -                     -

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common stock...........................            -                     -
                                                            ------------------      --------------------

               Net cash provided by financing activities..            -                     -

                                                            ------------------      --------------------
     INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS...................................            -                     -

     CASH AND CASH EQUIVALENTS, Beginning of Period.......
                                                                      -                     -

                                                            ==================      ====================
     CASH AND CASH EQUIVALENTS, End of Period.............   $        -                 $   -
                                                            ==================      ====================








See notes to condensed financial statements.

                                                                         Part I.
                                                                        Item 1b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


The information contained in this Form 10-Q for the three and nine month interim periods ended September 30, 1998 and 1997 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1998. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the 1997 Annual Report on Form 10-K filed by Sprint Spectrum L.P.
and Sprint Spectrum Finance Corporation.


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

The Company includes certain estimates, projections and other forward-looking statements in its reports as well as in presentations to analysts and others and in other material disseminated to the public. There can be no assurances of future performance and actual results may differ materially from those in the forward-looking statements. Factors which could cause actual results to differ materially from estimates or projections contained in forward-looking statements include:

 - the establishment of a market for new digital personal communications services ("PCS");
 - the introduction of competitive service plans and pricing and other effects of vigorous competition in the markets in which the Company currently operates or intends to market its services;
 - the impact of technological change which may diminish the value of existing equipment which may, in turn, result in the need to incur additional costs to upgrade previously sold communications equipment;
 -  the cost of entering new markets necessary to provide services;
 - the impact of any unusual items resulting from ongoing evaluations of the Company's business strategies;
 - the impact of changes brought about by possible restructuring of partners' ownership interests;
 - the effects of unanticipated delays or problems with the development of technologies and systems used by the Company;
 - requirements imposed on the Company and its competitors by the Federal Communications Commission ("FCC") and state regulatory commissions under the Telecommunications Act of 1996;
 -  the impact of the Year 2000 issue and any related noncompliance;
 - the possibility of one or more of the markets in which the Company will compete being impacted by variations in political, economic or other factors over which the Company has no control;
 - the effects of unanticipated delays resulting from zoning or other disputes with municipalities;
 -  and unexpected results in litigation.

General

License and Network Coverage - The Company owns 30 PCS licenses granted in the FCC's A Block and B Block PCS auction, which concluded in March 1995. These licenses allow the Company to provide service to 30 major trading areas ("MTAs") covering approximately 155.9 million Pops. The Company has also affiliated and expects to continue to affiliate with other PCS providers. Pursuant to management and affiliation agreements, each affiliated PCS service provider will use the Sprint(R) and Sprint PCS(R) brand names, trademarks of Sprint Communications Company L.P. ("Sprint Communications").

In 1997 the Company commenced service in all of the MTAs in which it owns a license and expects to continue to incur additional construction costs as it expands coverage in existing license areas. Additionally, the Company will require substantial working capital to fund initial operating activities, including the up-front customer acquisition costs. The extent to which the Company is able to generate operating revenues and
earnings  is  dependent  on  a  number  of  business   factors,   including
maintaining existing financing, generating operating revenues, and attaining profitable levels of market demand for the Company's products and services.

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

In June 1998, the Company and its affiliates also entered into various management agreements with other companies pursuant to which such other companies (each a "Manager") will build networks in portions of the Company's licensed coverage area and then affiliate the Manager's network with the Company's network. These Manager networks will be built using the same technological standards as those of the Company, and the Managers will use the Sprint PCS brand name to market their services and will be required to maintain certain quality standards to be established by the Company. The Company and affiliates entered into additional agreements in the third quarter and intend to continue to enter into additional management agreements as a means of expanding its existing network.

Sprint Recapitalization - Sprint has entered into a restructuring agreement with TCI, Comcast and Cox (the "Cable Parents") to restructure Sprint's wireless PCS operations (the "PCS Restructuring") subject to Sprint stockholder and FCC approvals. If the PCS Restructuring occurs as planned, Sprint will acquire the joint venture interest of TCI, Comcast and Cox in Sprint PCS and the joint venture interest of TCI and Cox in PhillieCo Partners I, L.P. and PhillieCo Partners II, L.P. In exchange for these joint venture interests, Sprint will issue to TCI, Comcast and Cox a newly created class of Sprint common stock (the "PCS Stock"). The PCS Stock is intended to reflect separately the performance of these joint ventures and Sprint's other PCS interests. The operations will be referred to as the PCS Group.

Roaming - The Company has entered into roaming agreements with various analog cellular providers throughout the United States and Canada. Additionally, the Company has negotiated roaming arrangements with other CDMA PCS carriers who provide service in geographic areas not currently covered by the CDMA network of Sprint Spectrum and its affiliates. As a result, Sprint Spectrum customers with dual-mode handsets capable of transmitting over cellular and CDMA PCS frequencies have the ability to roam in areas where Sprint Spectrum service is not available and where there are roaming agreements.

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

The Company is undertaking an inventory of its computer systems, network elements, software applications and other business systems. These inventories are targeted to be completed by year end 1998. Once an item is identified through the inventory process, its Year 2000 impact is assessed and a plan is developed to address any required renovation. The Company is using both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. The Company is planning that Year 2000 compliance for these critical systems will be achieved in 1999. The Company is also contacting others with whom it conducts business to receive the appropriate warranties and assurances that those third parties are or will be Year 2000 compliant. The total cost of modifications and conversions is not known at this time; however, it is not expected to be material to the Company's financial position and is being expensed as incurred. The Company relies on the third-party vendors for a significant number of its important operating and computer system functions and therefore is highly dependent on such third-party vendors for the remediation of network elements, computer systems, software applications and other business systems. In addition the Company uses publicly available services that are acquired without contract (e.g., global positioning system timing signal) that may be subject to the Year 2000 issue. While the Company believes these systems will be Year 2000 compliant, the Company has no contractual or other right to compel compliance.

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

Business Plan - To the extent the Sprint recapitalization is not approved by Sprint shareholders, the Company's business plan will require additional capital financing prior to the end of 1998. Sources of funding for the Company's further financing requirements may include additional vendor financing, public offerings or private placements of equity and/or debt securities, commercial bank loans and/or debt and capital contributions from Holdings or the Partners. There can be no assurance that any additional financing can be obtained on a timely basis and on terms acceptable to the Company and its Partners and within limitations contained in the 11% Senior Notes and 12 1/2% Senior Discount Notes, the agreements governing the Secured Financing and any new financing arrangements. Failure to obtain any such financing could result in the delay or abandonment of the Company's development and expansion plans and expenditures, the failure to meet regulatory requirements or other potential adverse consequences.

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

The Company's primary uses of cash historically has been to fund the initial operating losses, capital expenditures and the acquisition of PCS licenses. Operating losses before depreciation and amortization were $724.5 million and $666.5 million for the nine months ended September 30, 1998 and 1997, respectively. Capital expenditures totaled $840.8 million and $1,567.9 million for the nine months ended September 30, 1998 and 1997, respectively. Capital expenditures were incurred primarily to fund the buildout of the Company's network. The Company spent $2.1 billion to acquire the PCS licenses.

Historically, the primary sources of funds for the Company have been long-term public debt, bank facilities, vendor financing arrangements and capital contributions. Long-term debt, including vendor financing and construction obligations, totaled $5.5 billion and $3.8 billion at September 30, 1998 and December 31, 1997, respectively. The Company has used vendor financing arrangements to fund the purchase of the equipment and software manufactured by certain vendors as well as a substantial part of the construction labor and ancillary equipment (e.g., towers, antennae) required to construct the Company's PCS network. These facilities serve as a primary financing source for the buildout of the network.

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

In October 1996 and as amended in December 1997, the Company entered into a credit agreement with The Chase Manhattan Bank, as administrative agent for a group of lenders, for a $2.0 billion senior secured credit facility (the "Bank Facility"). The proceeds of the Bank Facility are to be used to finance working capital needs, subscriber acquisition costs, capital expenditures and other general purposes of the Company. The Bank Facility consists of a $300 million term loan commitment and a revolving credit commitment of $1.7 billion. As of September 30, 1998, $300 million under the term loan and $1.6 billion under the revolving credit facility had been borrowed with $100 million remaining available.

Also in October 1996, the Company entered into credit agreements for up to an aggregate of $3.1 billion of senior secured multiple drawdown term loan facilities from two of its network infrastructure equipment vendors. As amended in April and November 1997, the Nortel facility provides $1.3 billion in senior secured loans. The Lucent facility, as amended in May and December 1997, provides $1.8 billion in senior secured loans (together the "Vendor Financing" and together with the Bank Facility, the "Secured Financing"). The Company is using the proceeds from the Vendor Financing to fund the purchase of the equipment and software manufactured by the vendors as well as a substantial part of the construction and ancillary equipment (e.g., towers, antennae, cable) required to construct the Company's PCS network. These facilities serve as the primary financing mechanism for the buildout and continued expansion of the network. The Company has borrowed $2.5 billion, including $165.0 million in accrued converted interest, under such facilities at September 30, 1998, of which $300 million was syndicated to Sprint.

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

In August 1996, Sprint Spectrum L.P. and FinCo issued $250 million aggregate principal amount of the 11% Senior Notes due 2006 and $500 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes due 2006 (together, the "Notes"). FinCo was formed solely to be a co-obligor of the Notes. FinCo has only nominal assets and no operations or revenues, and Sprint Spectrum L.P. will be responsible for payment of the Notes.

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

For the nine months ended September 30, 1998, the Company used cash of approximately $948.7 million in operating activities, which consisted of the operating loss of $1.4 billion less depreciation and amortization of $471.9 million and net changes in working capital and other noncurrent liabilities of $19.5 million. Cash used in investing activities totaled $871.5 million, consisting of capital expenditures and microwave relocation costs. Cash provided by financing activities totaled $1.9 billion, consisting of the proceeds from vendor financing, the revolving credit agreement, capital contributions, and the change in construction obligations.

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

Subsequent to the restructuring, Sprint intends to borrow funds and then allocate the borrowings to the PCS Group depending upon its capital structure and funding needs. Sprint will lend to the PCS Group at interest rates and on other terms and conditions substantially equivalent to those which the PCS Group could raise funds on their own without the support of Sprint.

Seasonality

The wireless industry, including the Company, has experienced a trend of generating a significantly higher number of subscriber additions and handset sales in the fourth quarter of each year as compared to the other three fiscal quarters. A number of factors contribute to the trend, including the increasing use of retail distribution, which is dependent on the year-end holiday shopping season, the timing of new product and service announcements and introductions, competitive pricing pressures and aggressive marketing and sales promotions. There can be no assurances that strong fourth quarter results for subscriber additions and handset sales will continue for the wireless industry or the Company. The Company's fourth quarter subscriber additions and handset sales could be adversely impacted by a variety of reasons, including the Company's inability to match or beat pricing plans offered by competitors, the failure to adequately promote the Company's products, services and pricing plans or the failure to have an adequate supply or selection of handsets. If fourth quarter results of the Company fail to significantly improve upon subscriber additions and handset sales from the year's previous quarters, the Company's results for the year could be materially adversely affected.


Results of Operations

For the Three and Nine Months Ended September 30, 1998

Operating Revenues

Revenues and cost of revenues have increased for the third quarter and nine months ended September 30, 1998 compared to the same periods in 1997 due to increases in the number of markets launched and in the number of subscribers. Revenues include service and the sales of handsets and accessory equipment through multiple distribution channels (including Sprint PCS retail stores, telemarketing, and business channels) and to third party vendors. Cost of revenues consists principally of handset and accessory costs, interconnection costs and switch and cell site expenses, including site rental and utilities.


Selling, General and Administrative Expenses

The Company's selling, general and administrative expenses for the third quarter of 1998 were $251.9 million compared to $205.2 million for the third quarter of 1997. For the nine months ended September 30, 1998, selling, general and administrative expenses increased to $699.5 million from $471.7 million. For the nine months ended September 30, 1998, selling expenses were $218.9 million, compared to $106.7 million for the same period in 1997. For the third quarter of 1998, selling expenses increased to $86.8 million from $64.2 million in the third quarter of 1997. Such costs include participation with Sprint in an NFL sponsorship, development and production expenses associated with advertisements in various media (i.e., television, radio, print), the development of printed brochures to promote the Company's products and services, and sales incentive programs. The Company expects selling expenses will continue to increase as the Company expands its sales and marketing activities.

General and administrative expenses for the third quarter increased $24.1 million over the same period in 1997. For the nine months ended September 30, 1998, general and administrative expenses were $480.6 million, compared to $365.0 million for the comparable period in 1997. These increases are due principally to increases in salary and related benefits, computer equipment and related expenses and professional and consulting fees. Salaries and benefits, computer equipment and related expenses increased due to an increase in employee headcount. These additional employees have been added over the last year to support the continued growth of the Company. Professional and consulting fees increased due to the use of consultants and other experts to assist with the continuing development and enhancement of the Company's information systems, continued rollout and tailoring of employee training, and various other projects.

Depreciation and Amortization

Depreciation and amortization expense for the third quarter of 1998 was $167.3 million compared to $84.1 million for the same period in the prior year. For the nine months ended September 30, 1998, depreciation and amortization expense increased $247.1 million over the same period in 1997 as network equipment in launched markets has been placed in service and amortization of PCS licenses and microwave relocation costs in those same markets commenced.

Other Income/Expense:

Interest Expense

Interest expense increased to $112.7 million for the three months ended September 30, 1998, versus $41.2 million for the same period in 1997. For the nine months ended September 30, 1998, interest expense was $290.0 million, compared to $53.4 million for the same period in 1997. The balance of the Company's construction accounts eligible for interest capitalization declined during the period as markets launched commercial service and equipment was placed in service.
Additionally, interest expense continued to increase as borrowings increased.

Other Income

The Company participates in affiliation agreements with PhillieCo, APC and Cox PCS. For the three and nine months ended September 30, 1998, aggregate fees of $0.7 million and $4.6 million, respectively, earned under these agreements are shown in other income.


For the Three and Nine Months Ended September 30, 1997

Operating Revenues/Margin

The Company emerged from the development stage in the third quarter of 1997, and, as a result, the majority of the year-to-date service revenue was generated in the third quarter. Equipment revenues reflected the sales of handsets and accessory equipment through Sprint PCS channels (including Sprint PCS retail stores, telemarketing, and business channels) and to third party vendors. The negative margin from equipment sales resulted principally from the Company's subsidy of handsets. Cost of service consisted principally of switch and cell site expenses, including site rental, utilities and access charges. Prior to service launch, such costs were incurred during the network buildout and testing phases.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expenses for the third quarter of 1997 were $205.2 million compared to $82.0 million for the third quarter of 1996. For the nine months ended September 30, 1997, selling, general and administrative expenses increased to $471.7 million from $156.2 million for the same nine months of 1996. The Company's selling expenses for the third quarter of 1997 were $64.2 million compared to $7.7 million for the third quarter of 1996. For the nine months ended September 30, 1997, selling expenses increased to $106.7 million for $8.7 million for the same nine months of 1996. These increases were due to costs incurred during the initial commercial service launch in various markets and to costs incurred in conjunction with local and national advertising for existing markets. Such costs include participation with Sprint in an NFL sponsorship, development and production expenses associated with advertisements in various media (i.e., television, radio, print), and the development of printed brochures to promote the Company's products and services. The Company expects selling expenses will continue to increase as the Company expands its sales and marketing activities.

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

Interest expense increased to $41.2 million for the three months ended September 30, 1997, versus $0.1 million for the same period in 1996. For the nine months ended September 30, 1997, interest expense increased to $53.4 million from $0.4 million for the same period in 1996. The balance of the Company's construction accounts eligible for interest capitalization declined during the period as markets launched commercial service and equipment was placed in service Additionally, interest expense continued to increase as borrowings increased.

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

                                                                        PART II.
                                                               Other Information
Item 1.  Legal Proceedings

                  Sewell, et al. v. Sprint PCS Limited Partnership, a/k/a Sprint Spectrum L.P., et al., Circuit Court in Baltimore City, Maryland (Civil Action No. S-97-3044). In July 1997, a class action complaint was filed against Sprint Spectrum L.P. and American PCS, L.P., asserting common law and statutory claims of misrepresentation and breaches of contract and warranty. The plaintiffs claim the defendants misled customers into buying Sprint Spectrum(R) handsets and services on the basis that they were compatible with or operable on the Sprint PCS(R) network, and failed to disclose that the technology behind the Sprint Spectrum(R) network was inferior to the technology behind the Sprint PCS(R) network. The plaintiffs are seeking compensatory and punitive damages, and attorneys' fees. The plaintiffs' class was certified by the court on June 29, 1998. Sprint Spectrum L.P. filed a motion to stay further proceedings pending a decision by the Maryland Court of Appeals on another class certifications case, but this motion was denied on October 8, 1998. Merits discovery in the case is proceeding.

         Copacino, et al. v. Sprint Spectrum L.P., et al., United States District Court for the District of Columbia, Case No. 98-1180. In July 1998, a class action complaint was filed against Sprint Spectrum L.P. asserting common law and statutory claims of misrepresentation and breaches of contract and warranty. On October 2, 1998, Sprint Spectrum L.P. filed a motion for more definite statement asking plaintiffs to further define their claims. The plaintiffs claim the defendants misled customers into buying Sprint Spectrum(R) handsets and services on the basis that the Sprint Spectrum(R) service would be expanded to include national coverage or would be linked to the Sprint PCS(R) system. The plaintiffs are seeking injunctive relief, punitive damages, and attorneys' fees.

         Andrew Blum, et al. [Goetz] vs. Sprint Spectrum L.P., United States District Court for the Southern District of Florida (removed) Case No. 97-7157-CIV. Suit was filed August 28, 1997 in Florida state court and was removed to federal court. Plaintiff moved to certify the class on September 27, 1997. Following limited discovery, Sprint Spectrum L.P. opposed the motion and plaintiffs moved to withdraw their motion to certify the class on March 11, 1998. Plaintiff moved to amend the complaint on May 8, 1998 (including withdrawal of the original class representative and the substitution of additional representatives), which motion was granted on June 15, 1998.

         The suit alleges that Sprint Spectrum L.P. knew, or should have known, at the time it promoted high-minute usage plans in July and August, that such promotions would generate usage demand that would exceed capacity of its network, resulting in blocked or dropped calls. Plaintiff seeks to represent a class of subscribers in four South Florida counties who subscribed to service between July 1, 1997 to December 31, 1997. The suit seeks a refund of the purchase price of telephone handsets and all amounts paid for service, unspecified compensatory and punitive damages, attorneys' fees and other unspecified relief.

     Rick Cortez, et al. vs. Sprint Spectrum L.P., et al., United States District Court for the Southern District of Texas, Case No. M-97-259. Suit was filed in state court on September 24, 1997 and removed to federal court. Suit was remanded to state court on September 28, 1998.

         The suit is against Sprint Spectrum L.P. and the salesperson who allegedly sold plaintiff the telephone. Plaintiff alleges that Sprint Spectrum L.P. began promoting its phones service through various advertisements, touting clarity, fewer dropped calls and coverage in the Rio Grande Valley, which plaintiff alleges were false, complaining of excessive dropped and blocked calls. Claims are based on common law fraud, negligent misrepresentation, breach of warranty and breach of contract. Plaintiff seeks to represent a nationwide class of subscribers. Suit seeks unspecified damages, pre-judgment interest, punitive damages and attorneys' fees.

     Camille U. and Joseph Chiarella v. Sprint Spectrum L.P., et al., Civil District Court for the Parish of Orleans, No. 97-19338. Suit filed October 31, 1997. Exceptions to plaintiff's claims filed and several sustained. Plaintiff in the process of filing an amended petition.

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


         Sam Nacify v Sprint Spectrum L.P., United States District Court for the Southern District of California at Los Angeles, Case No. 98-4093 CBM. Suit filed in state court April 1, 1998 and removed to federal court. Case has been remanded to state court by agreement of the parties.


         The suit is by a Cox Communications PCS, L.P. customer alleging that he was induced to buy a handset and sign up for service based on offers of large numbers of included minutes for a low monthly recurring charge and that he experienced numerous dropped calls and blocked calls and that coverage is not as represented due to popularity of promotions, resulting in lack of capacity. Claims made are for violation of California Consumer Legal Remedies Act, common law fraud and breach of contract. Plaintiff seeks to represent class of customers in California. Suit seeks restitution, attorneys' fees, prejudgment interest, injunctive relief and other unspecified relief.


         Edward Ho, et al. v. Sprint Spectrum L.P., United States District Court for the Southern District of California City of Los Angeles, Case No. BC 192668. Suit was served June 22, 1998. The class is alleged to be those who bought 1,000 minute plans and 500 minute plans in California in the fall of 1997. The suit claims that the system did not work as represented (frequent dropped calls, non-functioning voice mail). Breach of implied warranty, common law and California Consumer Legal Remedies Act fraud and negligent misrepresentation claims are made. Relief sought is injunctive, unspecified compensatory and punitive damages and attorneys' fees.

     Joseph Chazanow, et al. v. Sprint Spectrum L.P., et al., Los Angeles Superior Court removed to the United States District Court for the Central District of California, Case No. CV-98-7102 R(MCX). Original suit filed June 14, 1998. Plaintiffs desire to certify a class action complaint asserting false advertising, misrepresentation, fraud and defective equipment, focusing on the pre-November 27, 1997 promotions when Sprint PCS services were launched in plaintiffs' area. Plaintiffs claim they were misled primarily through advertising that seamless coverage would be available by a specific date. Plaintiffs allege they were required to make substantial expenditures in order to make their initial handset investment operational.

The suit seeks permanent injunctive relief, actual and punitive damages and attorneys' fees.



Item 2.  Changes in Securities

         There were no reportable events during the quarter ended September 30, 1998.

Item 3.  Defaults On Senior Securities

         There were no reportable events during the quarter ended September 30, 1998.

Item 4.  Submission of Matters to Votes of Security Holders

         There were no reportable events during the quarter ended September 30, 1998.

Item 5.  Other Information

         There were no reportable events during the quarter ended September 30, 1998.

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

      4.4    Form of Senior Discount Note (included in Exhibit 4.3).



     27   Financial data schedule

     (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    SPRINT SPECTRUM L.P.
                                    (Registrant)





                                    By /s/ William J. Gunter
                                           William J. Gunter
                                           Chief Financial Officer



Dated:  November 2, 1998

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    SPRINT SPECTRUM FINANCE CORPORATION
                                    (Registrant)




                                    By /s/ William J. Gunter
                                           William J. Gunter
                                           Vice President and Treasurer




Dated:  November 2, 1998