Form 10-K
period 1998-12-31
SPRINT SPECTRUM L P; SPRINT SPECTRUM FINANCE CORP
filed 1999-03-25
CIK 1015551, 1017358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1998
                          -----------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to

                                     333-06609-01
Commission file number               333-06609-02

                              SPRINT SPECTRUM L.P.
                      SPRINT SPECTRUM FINANCE CORPORATION
              (Exact name of registrant as specified in its charter)

                         DELAWARE                         48-1165245
                         DELAWARE                         43-1746537
              (State or other jurisdiction of           (IRS Employer
               incorporation or organization)         Identification Nos.)

          4900 Main Street, Kansas City, Missouri            64112
         (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code      (816) 559-1000
                                                    ----------------------

Securities registered pursuant to Section 12(b) and 12(g) of the Act: None

The registrants meet the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and are therefore filing this Form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At March 1, 1999 the Sprint Spectrum Finance Corporation had 100 common shares outstanding.

Documents Incorporated by Reference:  None

                              SPRINT SPECTRUM L.P.
                       SPRINT SPECTRUM FINANCE CORPORATION

                       SECURITIES AND EXCHANGE COMMISSION
                           ANNUAL REPORT ON FORM 10-K






Part I

--------------------------------------------------------------------------------
Item 1.  Business
--------------------------------------------------------------------------------

Sprint Spectrum L.P. is a Delaware limited partnership formed in March 1995. Sprint Spectrum refers to Sprint Spectrum L.P. and its subsidiaries.

The general partner of Sprint Spectrum is Sprint Spectrum Holding Company, L.P. (Holdings), and the limited partner is MinorCo, L.P. (MinorCo). Both Holdings and MinorCo are Delaware limited partnerships. In November 1998, Sprint Spectrum became an indirect wholly owned subsidiary of Sprint Corporation when Sprint acquired the remaining ownership interests of Tele-Communications, Inc., Cox Communications, Inc. and Comcast Corporation in Holdings and MinorCo.

Sprint Spectrum is a provider of wireless personal communication services (PCS) in the United States. It has the largest PCS license coverage of population equivalents (Pops) of any U.S. PCS company. Sprint Spectrum's 30 wholly owned markets cover 156 million Pops and include the New York, San Francisco, Detroit, Dallas/Fort Worth and Boston/Providence major trading areas. Sprint Spectrum, together with certain affiliates, has licenses to provide service to 270 million people in all 50 states, Puerto Rico and the U.S. Virgin Islands.

Sprint Spectrum is subject to the jurisdiction of the Federal Communications Commission.

Each of the markets in which Sprint Spectrum competes is served by other two-way wireless service providers, including cellular and PCS operators and resellers. A majority of the markets have five or more commercial mobile radio service providers. Each of the top metropolitan markets has at least one other PCS competitor in addition to two cellular incumbents. Many of these competitors have been operating for a number of years and currently service a significant subscriber base.

Sprint Spectrum Finance Corporation (FinCo), a Delaware corporation formed in May 1996, is a wholly owned subsidiary of Sprint Spectrum L.P. FinCo has nominal assets and does not conduct any operations. It was formed to be a co-obligor of certain securities issued by Sprint Spectrum. Because FinCo is a co-obligor, certain institutional investors, who might otherwise be limited in their ability to invest in securities issued by partnerships due to legal investment laws in their states of organization or their charter documents, may be able to invest in Sprint Spectrum's securities.

--------------------------------------------------------------------------------
Item 2.  Properties
--------------------------------------------------------------------------------

Sprint Spectrum's properties consist mainly of network equipment, work in progress and buildings and leasehold improvements. The following table summarizes Sprint Spectrum's major assets as a percentage of total property, plant and equipment at year-end 1998.

Property, plant and equipment
   Network equipment                              64.2%
   Buildings and leasehold improvements
                                                  16.6%
   Construction work in progress                  13.5%
   Other                                           5.7%
-------------------------------------------- -------------

                                                 100.0%
                                             -------------

Property, plant and equipment totaling $3.6 billion was pledged as security for revolving credit facilities at year-end 1998.

--------------------------------------------------------------------------------
Item 3.  Legal Proceedings
--------------------------------------------------------------------------------

Sprint Spectrum has been involved in legal proceedings in various states concerning the suspension of the processing or approval of permits and other issues arising in connection with tower siting. There can be no assurance that such litigation and similar actions taken by others seeking to block the construction of individual cell sites of Sprint Spectrum's network will not, in the aggregate, significantly delay expansion of Sprint Spectrum's network coverage.

Sprint Spectrum is involved in various other legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of these proceedings, management believes that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on Sprint Spectrum's financial condition or results of operations.

--------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

Omitted under the provisions of General Instruction I.

Part II

--------------------------------------------------------------------------------
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

At year-end 1998, Sprint Spectrum had no common equity.

--------------------------------------------------------------------------------
Item 6.  Selected Financial Data
--------------------------------------------------------------------------------

Omitted under the provisions of General Instruction I.

--------------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

For information required by Item 7, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Financial Statements and Financial Statement Schedule filed as part of this document.

--------------------------------------------------------------------------------
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------

Sprint  Spectrum's  exposure  to  market   risk--through   derivative  financial
instruments and other financial instruments, such as long-term debt--is not material.

--------------------------------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

For information required by Item 8, refer to the Sprint Spectrum's consolidated financial statements and FinCo's financial statements filed as part of this document.

--------------------------------------------------------------------------------
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None.

Part III

--------------------------------------------------------------------------------
Item 10.  Directors and Executive Officers of the Registrants
--------------------------------------------------------------------------------

Omitted under the provisions of General Instruction I.

--------------------------------------------------------------------------------
Item 11.  Executive Compensation
--------------------------------------------------------------------------------

Omitted under the provisions of General Instruction I.

--------------------------------------------------------------------------------
Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

Omitted under the provisions of General Instruction I.

--------------------------------------------------------------------------------
Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

Omitted under the provisions of General Instruction I.

Part IV


Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) 1. The consolidated financial statements of Sprint Spectrum and financial statements of FinCo filed as part of this report are listed in the index to Financial Statements and Financial Statement Schedule.

         2. The consolidated financial statement schedule of Sprint Spectrum filed as part of this report is listed in the Index to Financial Statements and Financial Statement Schedule.

         3.  The following Exhibits are part of this report.

         EXHIBITS

         Articles of Incorporation and Bylaws:

         (3.1) Certificate of Limited Partnership of Sprint Spectrum L.P. (incorporated by reference to Exhibit 3.2 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

         (3.2) Agreement of Limited Partnership of MajorCo Sub, L.P. (renamed Sprint Spectrum L.P), dated as of March 28, 1995, among MajorCo, L.P. and MinorCo, L.P. (incorporated by reference to
                  Exhibit 3.6 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21,
                  1996).

         (3.3) Certificate of Incorporation of Sprint Spectrum Finance Corporation (incorporated by reference to Exhibit 3.3 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

         (3.4) Bylaws of Sprint Spectrum Finance Corporation (incorporated by reference to Exhibit 3.4 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

         Instruments Defining the Rights of Security Holders

         (4.1) Senior Note Indenture (including form of Senior Note), dated August 23, 1996, between Sprint Spectrum L.P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Sprint Spectrum's Form 10-Q for the quarter ended September 30, 1996, filed on November 12, 1996).

         (4.2) Senior Discount Note Indenture (including form of Senior Discount Note), dated August 23, 1996, between Sprint Spectrum L.P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to Sprint Spectrum's Form 10-Q for the quarter ended September 30, 1996 filed on November 12, 1996).

         (4.3) Loans from Sprint Corporation to Sprint Spectrum L.P. are governed by Sprint's Tracking Stock Policies (incorporated by reference to Exhibit 4D to Post-Effective Amendment No. 2 to Sprint Corporation's Form S-3 Registration Statement, Registration No. 33-58488, filed on December 3, 1998).

         Executive Compensation Arrangements

         (10.1) Employment Agreement dated as of July 29, 1996, between Sprint Spectrum Holding Company, L.P. and Andrew Sukawaty (incorporated by reference to Exhibit 10.20 to Amendment No. 4 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on August 12, 1996).

         (10.2) Employment Agreement dated as of September 29, 1995, between Sprint Spectrum Holding Company, L.P. and Joseph M. Gensheimer (incorporated by reference to Exhibit 10.11 to

                  Amendment No. 3 to Sprint Spectrum's  Form  S-1   Registration
                  Statement, Registration No.333-06609, filed on July 30, 1996).

         (10.3) Employment Agreement dated January 21, 1997, between Sprint Spectrum L.P. and Charles E. Levine (incorporated by reference to Exhibit 10.4 to Sprint Spectrum's Form 10-Q for the quarter ended March 31, 1997 filed on May 13, 1997).

         (27)     Financial Data Schedules
                  (a)  Sprint Spectrum L.P.
                  (b)  Sprint Spectrum Finance Corporation

Sprint Spectrum L.P. will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments (other than those listed above) defining the rights of holders of its long-term debt.

(b)  Reports on Form 8-K

     Sprint Spectrum L.P. filed a Current Report on Form 8-K dated October 21, 1998 in which it reported the appointment of William J. Gunter as Chief Financial Officer of Sprint Spectrum L.P.

     Sprint Spectrum L.P. filed a Current Report on Form 8-K dated November 23, 1998 in which it reported the consummation of the restructuring of partnership interests in Sprint Spectrum Holding Company, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SPRINT SPECTRUM L.P.
                              --------------------------------------------------
                              (Registrant)



                              By /s/  Andrew Sukawaty
                              --------------------------------------------------
                              Andrew Sukawaty
                              President and Chief Executive Officer


Date:  March 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March, 1999.


                              /s/  Andrew Sukawaty
                              --------------------------------------------------
                              Andrew Sukawaty
                              President and Chief Executive Officer


                              /s/  William J. Gunter
                              --------------------------------------------------
                              William J. Gunter
                              Chief Financial Officer


                              /s/  Eric R. Slusser
                              --------------------------------------------------
                              Eric R. Slusser
                              Controller
                              (Principal Accounting Officer)

SIGNATURES

                              SPRINT SPECTRUM L.P.
                              --------------------------------------------------
                              (Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March, 1999.

                              /s/  J. Richard Devlin
                              --------------------------------------------------
                              J. Richard Devlin, Director
                              SWV Six Inc., a general partner of Sprint
                                  Spectrum Holding Company, L.P., a
                                  limited partnership that is general
                                  partner of Sprint Spectrum L.P.


                              /s/  Don A. Jensen
                              --------------------------------------------------
                              Don A. Jensen, Director
                              SWV Six Inc., a general partner of Sprint
                                  Spectrum Holding Company, L.P., a
                                  limited partnership that is general
                                  partner of Sprint Spectrum L.P.


                              /s/  Arthur B. Krause
                              --------------------------------------------------
                              Arthur B. Krause, Director
                              SWV Six Inc., a general partner of Sprint
                                  Spectrum Holding Company, L.P., a
                                  limited partnership that is general
                                  partner of Sprint Spectrum L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SPRINT SPECTRUM FINANCE CORPORATION
                                   ---------------------------------------------
                                   (Registrant)



                                   /s/  Andrew Sukawaty
                                   ---------------------------------------------
                                   Andrew Sukawaty
                                   President


Date:  March 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March, 1999.



                                   /s/  Andrew Sukawaty
                                   ---------------------------------------------
                                   Andrew Sukawaty
                                   President and Director
                                   (Principal Executive Officer)


                                   /s/  William J. Gunter
                                   ---------------------------------------------
                                   William J. Gunter
                                   Vice President, Treasurer and Director
                                   (Principal Financial Officer)


                                   /s/  Eric R. Slusser
                                   ---------------------------------------------
                                   Eric R. Slusser
                                   Controller
                                   (Principal Accounting Officer)


                                   /s/  Joseph M. Gensheimer
                                   ---------------------------------------------
                                   Joseph M. Gensheimer
                                   Vice President, Secretary and Director



        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                                                        Page
                                                                                                     Reference
                                                                                                 -------------------

SPRINT SPECTRUM L.P.

Management's Discussion and Analysis of Financial Condition and Results of Operations                   F-2

Consolidated Financial Statements
     Independent Auditors' Report                                                                       F-4
     Consolidated Statements of Operations                                                              F-5
     Consolidated Balance Sheets                                                                        F-6
     Consolidated Statements of Cash Flows                                                              F-7
     Consolidated Statements of Changes in Partners' Capital                                            F-8
     Notes to Consolidated Financial Statements                                                         F-9

Finance Statement Schedule
     Schedule II                                                                                        F-14


SPRINT SPECTRUM FINANCE CORPORATION

Management's Discussion and Analysis of Financial Condition and Results of Operations                   F-15

Financial Statements
     Statements of Operations                                                                           F-16
     Balance Sheets                                                                                     F-16
     Statements of Cash Flows                                                                           F-16
     Notes to Financial Statements                                                                      F-17

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     Sprint Spectrum L.P.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

Sprint Spectrum L.P., with its wholly owned subsidiaries, (Sprint Spectrum) began commercial code division multiple access (CDMA) operations late in the 1996 fourth quarter.

In November 1998, Sprint Corporation purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. (Holdings) and MinorCo, L.P. from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. At that time, Sprint created the Sprint PCS Group, which consists of Sprint's domestic wireless mobile phone services, including Sprint Spectrum.

--------------------------------------------------------------------------------
Forward-Looking Information
--------------------------------------------------------------------------------

Sprint Spectrum includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

     - the effects of vigorous competition in the markets in which Sprint Spectrum operates;
     - the costs and business risks related to entering and expanding new markets necessary to provide nationwide service and new services;
     - the ability of Sprint Spectrum to establish a significant market presence;
     - the impact of any unusual items resulting from ongoing evaluations of Sprint Spectrum's business strategies;
     -    unexpected results of litigation filed against Sprint Spectrum;
     -    the impact of the Year 2000 issue and any related noncompliance; and
     - the possibility of one or more of the markets in which Sprint Spectrum competes being affected by changes in economic or other factors such as legal and regulatory changes or other external factors over which Sprint Spectrum has no control.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

----------------------------------------------------
                                1998         1997
----------------------------------------------------
                                (in millions)
Net operating revenues       $    909.8   $    235.5
----------------------------------------------------

Operating expenses
   Costs of services and
     products                     925.2        541.0
   Selling, general and
     administrative             1,012.0        689.2
   Depreciation and
     amortization                 591.4        304.0
----------------------------------------------------
Total operating expenses        2,528.6      1,534.2
----------------------------------------------------

Operating loss               $ (1,618.8)  $ (1,298.7)
                            ------------------------

The wireless industry typically generates a significantly higher number of subscriber additions and handset sales in the fourth quarter of each year versus the remaining quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season; the timing of new products and service introductions; and aggressive marketing and sales promotions.

Sprint Spectrum markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail outlet, and service revenues generated by sales to its customers, accounted for roughly one-fourth of net operating revenues in 1998 and 1997 and the majority of net operating revenues in 1996.

Net Operating Revenues

Net operating revenues include subscriber revenues (including monthly recurring charges and usage charges), roaming revenues and sales of handsets and accessory equipment. Net operating revenues increased 286% in 1998, reflecting the launch of new markets and the addition of new customers in 1998. Approximately 20% of 1998 net operating revenues, and 50% of 1997 net operating revenues, were from sales of handsets and accessories. As part of Sprint Spectrum's marketing plans, handsets are normally sold at prices well below Sprint Spectrum's cost.

Operating Expenses

Costs of services and products mainly includes handset and accessory costs, interconnection costs, and switch and cell site expenses. These costs increased 71% in 1998 driven by the significant growth in customers and the expanded market coverage.

Selling, general and administrative (SG&A) expense mainly includes marketing costs to promote products and services, as well as salary and benefit costs. SG&A expense increased 47% in 1998 reflecting increased marketing and advertising costs to promote products and services, as well as increased labor costs to support increased subscriber activity.

Depreciation and amortization expense increased 95% in 1998 mainly reflecting the increase in network assets placed in service during 1998 and 1997 related to market launches.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

---------------------------------------------------
                                1998        1997
---------------------------------------------------
                                (in millions)
Interest expense on
   outstanding debt         $     386.7  $    117.7
Capitalized interest costs         35.8        97.4
---------------------------------------------------
Total interest costs on
   outstanding debt         $     422.5  $    215.1
                            -----------------------
Average debt outstanding    $   4,465.0  $  1,907.8
                            -----------------------
Effective interest rate            9.5%       11.3%
                            -----------------------

Total interest costs on outstanding debt increased 96% reflecting increased borrowings. The 1998 effective interest rate decreased mainly reflecting favorable interest rates on revolving credit facilities.

Extraordinary Item

In 1998, Sprint Spectrum redeemed, prior to scheduled maturities, $2.9 billion of vendor financing and term loans with a weighted average interest rate of 8.4%. This resulted in a $43 million extraordinary loss. The debt was repaid using proceeds from senior notes payable to Sprint.

--------------------------------------------------------------------------------
Liquidity and Capital Resources
--------------------------------------------------------------------------------

Sprint Spectrum's liquidity and capital resources are managed by Sprint. Sprint funds the Sprint PCS Group's (including Sprint Spectrum's) operating losses, working capital and debt service requirements.

--------------------------------------------------------------------------------
Year 2000 Issue
--------------------------------------------------------------------------------

The "Year 2000" issue affects Sprint Spectrum's installed computer systems, network elements, software applications, and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or system errors. The Year 2000 issue may also affect the systems and applications of Sprint Spectrum's customers, vendors, resellers or affiliates.

At the end of March 1999, Sprint Spectrum has completed an inventory and assessment of its computer systems, network elements, software applications, products and other business systems. Sprint Spectrum is progressing with developing plans for remediation and testing of those systems and applications which are impacted by the Year 2000 issue. Sprint Spectrum is using both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. It expects Year 2000 compliance for these critical systems to be achieved in 1999.

Sprint Spectrum is also contacting others with whom it conducts business to receive the appropriate warranties and assurances that those third parties are or will be Year 2000 compliant. Sprint Spectrum relies on third-party vendors for a significant portion of its important operating and computer system functions and, therefore, is highly dependent on those vendors to remediate network elements, computer systems, software applications and other business systems. In addition, Sprint Spectrum uses publicly available services that are acquired without contract, such as global positioning system timing signal, that may be affected by the Year 2000 issue. While Sprint Spectrum believes these systems will be Year 2000 compliant, it has no contractual or other right to force compliance.

Sprint Spectrum expects to incur approximately $50 million in 1999 for its Year 2000 compliance program. If compliance is not achieved in a timely manner by Sprint Spectrum, its affiliates or any significant third party, the Year 2000 issue could have a material adverse effect on Sprint Spectrum's operations. Sprint Spectrum is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue. Sprint Spectrum is developing and will implement, if necessary, appropriate contingency plans to mitigate, to the extent possible, the effects of any Year 2000 noncompliance.

--------------------------------------------------------------------------------
Recently Issued Accounting Pronouncement
--------------------------------------------------------------------------------

See Note 8 of Notes to Consolidated Financial Statements for a discussion of a recently issued accounting pronouncement.

INDEPENDENT AUDITORS' REPORT


Partners of Sprint Spectrum L.P.

We have audited the accompanying consolidated balance sheets of Sprint Spectrum L.P. and subsidiaries (Sprint Spectrum) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital and cash flows for the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule (Schedule II). These financial statements and Schedule II are the responsibility of Sprint Spectrum's management. Our responsibility is to express an opinion on these consolidated financial statements and Schedule II based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sprint Spectrum L.P. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Kansas City, Missouri

February 2, 1999




CONSOLIDATED STATEMENTS OF OPERATIONS                                                          Sprint Spectrum L.P.
(in millions)
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                    1998           1997            1996
-------------------------------------------------------------------------------------------------------------------

Net Operating Revenues                                                $       909.8   $      235.5    $        4.2
-------------------------------------------------------------------------------------------------------------------

Operating Expenses
      Costs of services and products                                          925.2          541.0            36.1
      Selling, general and administrative                                   1,012.0          689.2           312.7
      Depreciation and amortization                                           591.4          304.0            11.3
-------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                              2,528.6        1,534.2           360.1
-------------------------------------------------------------------------------------------------------------------

Operating Loss                                                             (1,618.8)      (1,298.7)         (355.9)

Interest expense                                                             (386.7)        (117.7)           (0.5)
Other income, net                                                               9.8            9.4            10.1
Equity in loss of unconsolidated partnership                                    -              -             (92.3)
-------------------------------------------------------------------------------------------------------------------

Loss before Extraordinary Item                                             (1,995.7)      (1,407.0)         (438.6)
Extraordinary item                                                            (42.9)           -               -
-------------------------------------------------------------------------------------------------------------------

Net Loss                                                              $    (2,038.6) $    (1,407.0)  $      (438.6)
                                                                     ----------------------------------------------



































          See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED BALANCE SHEETS                                                                         Sprint Spectrum L.P.
(in millions)
-------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                 1998              1997
-------------------------------------------------------------------------------------------------------------------------

    Assets
    Current assets
      Cash and equivalents                                                             $         70.4    $         67.2
      Accounts receivable, net of allowance for doubtful
        accounts of $15.8 and $9.0                                                              225.6              96.3
      Affiliate receivable                                                                      247.8             105.2
      Inventories                                                                                91.7              96.9
      Prepaid expenses and other assets                                                          26.9              25.4
-------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                      662.4             391.0

    Property, plant and equipment
      Network equipment                                                                       2,936.9           2,137.8
      Buildings and leasehold improvements                                                      757.6             612.2
      Construction work in progress                                                             618.6             495.8
      Other                                                                                     258.8             138.6
-------------------------------------------------------------------------------------------------------------------------
      Total property, plant and equipment                                                     4,571.9           3,384.4
      Accumulated depreciation                                                                 (772.2)           (251.7)
-------------------------------------------------------------------------------------------------------------------------
      Net property, plant and equipment                                                       3,799.7           3,132.7

    Intangible assets
      PCS licenses                                                                            2,130.2           2,130.8
      Microwave relocation costs                                                                298.6             255.6
-------------------------------------------------------------------------------------------------------------------------
      Total intangible assets                                                                 2,428.8           2,386.4
      Accumulated amortization                                                                 (110.2)            (50.2)
-------------------------------------------------------------------------------------------------------------------------
      Net intangible assets                                                                   2,318.6           2,336.2
    Other assets                                                                                 45.1             101.4
-------------------------------------------------------------------------------------------------------------------------

    Total                                                                              $      6,825.8    $      5,961.3
                                                                                      -----------------------------------

Liabilities and Partners' Capital
    Current liabilities
      Current maturities of long-term debt                                             $          5.1    $         11.4
      Accounts payable                                                                          351.3             337.1
      Advances from Sprint                                                                      235.0               -
      Construction obligations                                                                  592.7             705.3
      Accrued payroll                                                                           107.2              71.7
      Accrued advertising                                                                        84.2              51.6
      Accrued expenses and other current liabilities                                            263.9             150.4
-------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                               1,639.4           1,327.5
-------------------------------------------------------------------------------------------------------------------------

    Long-term debt                                                                            5,414.1           3,101.5

    Other noncurrent liabilities                                                                 79.9              54.0

    Partners' capital and accumulated deficit:
      Partners' capital                                                                       3,690.3           3,437.6
      Accumulated deficit                                                                    (3,997.9)         (1,959.3)
-------------------------------------------------------------------------------------------------------------------------
      Total partners' capital and accumulated deficit                                          (307.6)          1,478.3
-------------------------------------------------------------------------------------------------------------------------

    Total                                                                              $      6,825.8    $      5,961.3
                                                                                      -----------------------------------






          See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS                                                             Sprint Spectrum L.P.
(in millions)
------------------------------------------------------------------ ----------------- ----------------- ----------------
Years Ended December 31,                                                 1998              1997             1996
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net loss                                                            $     (2,038.6)   $     (1,407.0)  $       (438.6)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
     Equity in loss of unconsolidated partnership                              -                 -               92.3
     Depreciation and amortization                                           591.4             304.0             11.3
     Extraordinary loss                                                       42.9               -                -
     Amortization of debt discount and issuance costs                         53.6              48.1             14.0
     Changes in assets and liabilities:
       Receivables                                                          (271.9)           (184.1)           (17.0)
       Inventories and other current assets                                    9.1             (34.5)           (94.0)
       Accounts payable and accrued expenses                                 240.7             392.4            926.5
       Other noncurrent liabilities                                           25.9              37.6              9.5
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash provided (used) by operating activities                          (1,346.9)           (843.5)           504.0
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Investing Activities

Capital expenditures                                                      (1,201.2)         (1,980.1)        (1,386.4)
Microwave relocation costs                                                   (47.0)           (116.2)          (135.8)
Loan to unconsolidated partnership                                             -                 -             (172.0)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities                                     (1,248.2)         (2,096.3)        (1,694.2)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Financing Activities

Proceeds from long-term debt                                               4,999.2           2,316.2            674.2
Payments on long-term debt                                                (2,888.6)             (3.0)             -
Advances from Sprint                                                         235.0               -                -
Debt issuance costs                                                            -               (20.0)           (71.8)
Partner capital contributions                                                252.7             663.8            669.5
Dividends paid                                                                 -                 -              (32.8)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash provided by financing activities                                  2,598.3           2,957.0          1,239.1
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase in Cash and Equivalents                                               3.2              17.2             48.9
Cash and Equivalents at Beginning of Year                                     67.2              50.0              1.1
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Year                                 $         70.4    $         67.2   $         50.0
                                                                   --- ------------- --- ------------- -- -------------





















          See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL                                         Sprint Spectrum L.P.

---------------------------------------------------------------------------------------------------------------------

                                                                      Partners'        Accumulated
(in millions)                                                          Capital           Deficit           Total
---------------------------------------------------------------------------------------------------------------------

Beginning 1996 balance                                            $    2,296.8      $     (113.7)    $    2,183.1
Capital contributions                                                    669.5               -              669.5
Net loss                                                                   -              (438.6)          (438.6)
Transfer of investment in unconsolidated
   partnership to Holdings                                              (165.9)              -             (165.9)
Dividends to Holdings                                                    (32.8)              -              (32.8)
---------------------------------------------------------------------------------------------------------------------

Ending 1996 balance                                                    2,767.6            (552.3)         2,215.3
Capital contributions                                                    670.0               -              670.0
Net loss                                                                   -            (1,407.0)        (1,407.0)
---------------------------------------------------------------------------------------------------------------------

Ending 1997 balance                                                    3,437.6          (1,959.3)         1,478.3
Capital contributions                                                    252.7               -              252.7
Net loss                                                                   -            (2,038.6)        (2,038.6)
---------------------------------------------------------------------------------------------------------------------

Ending 1998 balance                                               $    3,690.3      $   (3,997.9)    $     (307.6)
                                                                 ----------------------------------------------------





































          See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 Sprint Spectrum L.P.


--------------------------------------------------------------------------------
1.  PCS Restructuring
--------------------------------------------------------------------------------

In November 1998, Sprint Corporation purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. (Holdings) and MinorCo, L.P. from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. At that time, Sprint created the Sprint PCS Group, which consists of Sprint's domestic wireless mobile phone services, including Sprint Spectrum. This transaction is referred to as the PCS Restructuring.

--------------------------------------------------------------------------------
2.  Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Sprint Spectrum and its subsidiaries.

The consolidated financial statements are prepared using generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or partners' capital as previously reported.

At the beginning of July 1996, Holdings transferred almost all of its operations to Sprint Spectrum. The related transactions were treated as transactions between entities under common control and accounted for similar to a pooling of interests. The consolidated financial statements include the pooled operations of Holdings through June 1996.

The financial position and results of operations of the separate pooled operations at the end of June 1996 were as follows:

--------------------------------------------------------
                      Sprint
                     Spectrum    Holdings     Combined
--------------------------------------------------------
                              (in millions)
Total assets      $  2,268.8   $  2,561.3  $    2,561.3
Partners'
capital
   & accumulated     2,258.4      2,469.5       2,472.4
   deficit
Net loss               (81.3)      (158.2)       (158.2)



Allocation of Shared Services

Sprint directly assigns, where possible, certain general and administrative costs to Sprint Spectrum based on its actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other methods to estimate the assignment of costs to Sprint Spectrum.

Allocation of Financing

Financing activities for Sprint Spectrum are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of Sprint Spectrum is specifically reflected in Sprint Spectrum's consolidated financial statements. Interest expense is allocated to Sprint Spectrum based on an interest rate that is largely equal to the rate the Sprint PCS Group would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guaranty by Sprint.

Income Taxes

Sprint Spectrum has not provided for federal or state income taxes since taxes are the responsibility of the partners.

Revenue Recognition

Sprint Spectrum recognizes operating revenues as services are rendered or as products are delivered to customers. Sprint Spectrum records operating revenues net of an estimate for uncollectible accounts.

Cash and Equivalents

Cash equivalents generally include all highly liquid investments with original maturities of three months or less. They are stated at cost, which approximates market value. Outstanding checks in excess of cash balances were included in accounts payable. These amounts totaled $49 million at year-end 1998 and $30 million at year-end 1997. Sprint Spectrum had sufficient funds available to fund these outstanding checks when they were presented for payment.

Inventories

Inventories are stated at the lower of cost (on a first in, first-out basis) or replacement value.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Generally, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized. Property, plant and equipment is depreciated on a straight-line basis over estimated economic useful lives. Repair and maintenance costs are charged to expense as incurred.

Capitalized Interest

Sprint Spectrum capitalizes interest costs related to network buildout and PCS licenses. Interest capitalized totaled $36 million in 1998, $97 million in 1997 and $31 million in 1996.

PCS Licenses

Sprint Spectrum acquired licenses from the Federal Communications Commission to operate as a PCS service provider. These licenses are granted for up to 10-year terms with renewals for additional 10-year terms if license obligations are met. These licenses are recorded at cost and are amortized on a straight-line basis over 40 years when service begins in a specific geographic area. Accumulated amortization totaled $98 million at year-end 1998 and $45 million at year-end 1997.

Microwave Relocation Costs

Sprint Spectrum incurred costs related to microwave relocation in constructing its PCS network. Microwave relocation costs are being amortized over the remaining lives of the PCS licenses. Accumulated amortization totaled $12 million at year-end 1998 and $5 million at year-end 1997.

Trademark Agreement

Sprint(R) is a registered trademark of Sprint and Sprint PCS(SM) is a registered service mark of Sprint. Sprint Spectrum uses these on a royalty-free basis under trademark license agreements.

--------------------------------------------------------------------------------
3.  Investment in Unconsolidated Partnership
--------------------------------------------------------------------------------

Before the end of August 1996, Sprint Spectrum had a 49% limited partnership interest in American PCS, L.P. (APC), which provides PCS services in the Washington D.C.--Baltimore major trading area (MTA). The investment was accounted for using the equity method. In August 1996, Sprint Spectrum transferred its interest in APC to Holdings. Through August 1996, APC's net operating revenues were $41 million and its net loss was $124 million.

--------------------------------------------------------------------------------
4.  Employee Benefit Plans
--------------------------------------------------------------------------------

Defined Contribution Plan

Sprint  Spectrum   sponsored  a  savings  and  retirement  program  for  certain employees. Sprint Spectrum matched contributions equal to 50% of the contribution of each participant, up to the first 6% the employee elected to contribute. Expense under the savings plan was $6 million in 1998, $5 million in 1997 and $1 million in 1996. Effective January 1999, Sprint Spectrum employees began making contributions to Sprint's defined contribution plan. The existing assets of the Sprint Spectrum savings plan were transferred to that defined contribution plan in early 1999.

Defined Benefit Pension Plan

Effective January 1999, Sprint Spectrum employees also became eligible to participate in Sprint's pension and postretirement plans.

Long-term Incentive Plan

Sprint Spectrum employees meeting certain eligibility requirements were included in its long-term incentive plan (LTIP). Under this plan, participants received appreciation units based on independent appraisals. Appreciation on the units was based on annual independent appraisals. The 1997 plan year appreciation units vest 25% per year beginning one year from the grant date and expire after 10 years. Under the 1996 plan, appreciation units vest 25% per year, beginning two years from the grant date, and expire after 10 years.

In connection with the PCS Restructuring, Sprint discontinued the Sprint Spectrum LTIP. The appreciation units were converted to shares of Sprint PCS stock and options to buy PCS stock based on a formula designed to replace the appreciated value of the units at the beginning of July 1998. For vested units at year-end 1998, participants could elect to receive the appreciation in cash, or in shares and options. Most elected to receive shares and options.

Sprint will issue the shares of PCS stock, and the options will become exercisable, based on the vesting requirements of the converted units.





--------------------------------------------------------------------------------
5.  Long term Debt
--------------------------------------------------------------------------------

Sprint Spectrum's long-term debt at year-end was as follows:


                                                                 Maturing             1998              1997
                                                            ------------------------------------    --------------
                                                                                           (in millions)
Senior notes

   8.0% to  8.9%                                              2008 to 2028    $      2,924.7    $          -
  11.0% to 12.5%                                                   2006                613.8             572.3

Revolving credit facilities
   Variable rates                                                  2005              1,695.0             605.0

Vendor financing
   Variable rates                                                  2007                  -             1,612.9

Term loans
   Variable rates                                                  2005                  -               300.0

Other
   6.5% to 10.0%                                               1998 to 2006            185.7              22.7
                                                                               -----------------------------------
                                                                                     5,419.2           3,112.9
Less:  current maturities                                                                5.1              11.4
                                                                               -----------------------------------

Long-term debt                                                                 $     5,414.1    $      3,101.5
                                                                               -----------------------------------


Long-term debt maturities during each of the next five years are as follows:

------------------------------------------------------
                                        (in millions)

1999                                  $          5.1
2000                                             0.1
2001                                           320.1
2002                                           300.1
2003                                           400.1
------------------------------------------------------

At year-end 1998, Sprint Spectrum had borrowed $1.7 billion with a weighted average interest rate of 5.7% under its $1.7 billion revolving credit facilities. At year-end 1997, Sprint Spectrum had borrowed $605 million with a weighted average interest rate of 8.4% under these facilities.

In 1998, Sprint Spectrum redeemed, prior to scheduled maturities, $2.9 billion of vendor financing and term loans with a weighted average interest rate of 8.4%. This resulted in a $43 million extraordinary loss. The debt was repaid using proceeds from senior notes payable to Sprint. See Note 7 "Related Party Transactions" for a discussion of notes payable to Sprint.

Sprint Spectrum's Senior Discount notes are recorded net of unamortized discounts totaling $136 million at year-end 1998 and $178 million at year-end 1997.

Sprint Spectrum property, plant and equipment totaling $3.6 billion was pledged as security for its revolving credit facilities at year-end 1998.

Sprint Spectrum has complied with all restrictive or financial covenants relating to its debt arrangements at year-end 1998.

Sprint Spectrum estimates the fair value of its long-term debt using available market information and appropriate valuation methodologies. As a result, the following estimates do not necessarily represent the values Sprint Spectrum could realize in a current market exchange. Although management is not aware of any factors that would affect the year-end 1998 estimated fair values, those amounts have not been comprehensively revalued for purposes of these financial statements since that date. Therefore, estimates of fair value after year-end 1998 may differ significantly.

The estimated fair value of Sprint Spectrum's long-term debt is based on quoted market prices for publicly traded issues. The estimated fair value of all other issues is based on the present value of estimated future cash flows using a discount rate based on the risks involved. The estimated fair value of Sprint Spectrum's long-term debt was $5.6 billion at year-end 1998 and $3.2 billion at year-end 1997.

--------------------------------------------------------------------------------
6.  Commitments and Contingencies
--------------------------------------------------------------------------------

Litigation, Claims and Assessments

Various suits arising in the ordinary course of business are pending against Sprint Spectrum. Management cannot predict the final outcome of these actions but believes they will not be material to the consolidated financial statements.

Commitments

In 1998, Sprint Spectrum amended a procurement and services contract with a vendor for the engineering and construction of a PCS network. This contract provides for an initial term of three years with renewals for additional one-year terms. At year-end 1998, $257 million had been purchased under the commitment, leaving a remaining commitment of $143 million.

Sprint Spectrum has a purchase and supply contract with a vendor to purchase handsets and other equipment through April 2000. Purchases under the agreement totaled $289 million in 1998 and $148 million in 1997. At year-end 1998, the remaining commitments totaled $163 million.

Sprint Spectrum has an agreement with a vendor to provide PCS call record and retention services. Annual minimums range from $20 to $60 million through 2001. The agreement has two automatic, two-year renewal periods, unless terminated by Sprint Spectrum, which would be subject to specified termination penalties.

In 1997, Sprint Spectrum entered into a four and a half year contract for consulting services. Sprint Spectrum used services under the contract totaling $38 million in 1998 and $20 million in 1997. At year-end 1998, the remaining commitment was $67 million.

Operating Leases

Minimum rental commitments at year-end 1998, for all noncancelable operating leases, consisting mainly of leases for cell and switch sites and office space are as follows:

------------------------------------------------------
                                        (in millions)

1999                                  $     111.7
2000                                        109.1
2001                                         74.3
2002                                         32.4
2003                                         11.9
Thereafter                                   29.9
------------------------------------------------------


Gross rental expense totaled $139 million in 1998, $81 million in 1997 and $13 million in 1996. Rental commitments for subleases were not significant. The table excludes renewal options related to certain cell and switch site leases. These renewal options generally have five-year terms and may be exercised from time to time.

--------------------------------------------------------------------------------
7.  Additional Financial Information
--------------------------------------------------------------------------------

Supplemental Cash Flows Information

Sprint Spectrum paid cash for interest, net of capitalized interest, totaling $189 million in 1998, $33 million in 1997 and $0.3 million in 1996.

Noncash activities for Sprint Spectrum included the following:

---------------------------------------------------------
                          1998        1997       1996
---------------------------------------------------------
                                (in millions)
Accrued interest
   converted to
   long-term debt    $      154.2  $     51.7  $      -
                     ------------------------------------
Contribution of PCS
   license from Cox  $        -    $      6.2  $      -
                     ------------------------------------
Transfer of equity
   interest in APC
   to Holdings       $        -    $      -    $    165.9
                     ------------------------------------

Related Party Transactions

Sprint

Sprint provides Sprint Spectrum with invoicing and operator services, and switching equipment. Sprint Spectrum is also using Sprint as its interexchange carrier. Sprint Spectrum recognized expense for these services totaling $125 million in 1998, $61 million in 1997 and $1 million in 1996. Sprint also provides management, printing, mailing and warehousing services to Sprint Spectrum totaling $25 million in 1998, $11 million in 1997 and $12 million in 1996.

Sprint participated in the syndication of $300 million of Sprint Spectrum's vendor financing in 1997. As discussed in Note 5, all vendor financing was repaid in 1998.

At year-end 1998, Sprint Spectrum had senior notes payable to Sprint totaling $2.9 billion. See Note 2 for a more detailed description of how Sprint allocates financing to Sprint Spectrum. In addition, Sprint Spectrum had other notes payable to Sprint totaling $180 million. These notes mature in 2001 and have an interest rate of 7.8%.

Sprint had an investment in Sprint Spectrum's Senior Discount notes totaling $133 million at year-end 1998 and $118 million at year-end 1997.

APC

Sprint Spectrum reimburses APC for certain allocated costs. In addition, APC pays affiliation fees to Sprint Spectrum. Reimbursement costs totaled $15 million in 1998 and $14 million in 1997. Sprint Spectrum earned $4 million in both 1998 and 1997 for affiliation fees. There were no reimbursement costs or affiliation fees in 1996.

PhillieCo, L.P.

Sprint Spectrum provides various services and charges affiliation fees to PhillieCo, L.P., which provides PCS services in the Philadelphia MTA. These charges totaled $21 million in 1998 and $37 million in 1997. There were no service charges or affiliation fees in 1996. Related charges included in the affiliate receivable balance were $3 million at year-end 1998 and $37 million at year-end 1997.

SprintCom, Inc.

In 1997, Sprint Spectrum began building the PCS network for SprintCom, Inc., a wholly owned Sprint subsidiary. These services include engineering, management, purchasing, accounting and other related services and totaled $100 million in 1998 and $29 million in 1997. Related charges included in the affiliate receivable balance were $78 million at year-end 1998 and $14 million at year-end 1997.

Cox Communications PCS, L.P.

Cox Communications PCS, L.P., which provides PCS services in the Los Angeles--San Diego--Las Vegas MTAs, reimburses Sprint Spectrum for certain allocated costs and participates in certain handset agreements. Allocated costs totaled $34 million in 1998, $20 million in 1997 and $7 million in 1996. Related charges included in the affiliate receivable balance were $27 million at year-end 1998 and $33 million at year-end 1997.

Major Customer

Sprint Spectrum markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail outlet, and service revenues generated by sales to its customers, accounted for roughly one-fourth of net operating revenues in 1998 and 1997 and the majority of net operating revenues in 1996.

Concentrations of Credit Risk

Sprint Spectrum's accounts receivable are not subject to any concentration of credit risk.

--------------------------------------------------------------------------------
8.  Recently Issued Accounting Pronouncement
--------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative values are to be accounted for based on how the derivative was used and whether it qualified for hedge accounting. When adopted in January 2000, this statement is not expected to have a material impact on Sprint Spectrum's combined financial statements.

--------------------------------------------------------------------------------
9.  Subsequent Event
--------------------------------------------------------------------------------

In the 1999 first quarter, Sprint Spectrum used funds from Sprint to repay its revolving credit facilities prior to scheduled maturities. This resulted in a $33 million extraordinary loss. As a result, Sprint Spectrum's property, plant and equipment is no longer pledged as security.




                              SPRINT SPECTRUM L.P.
          SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1998, 1997 and 1996


                                                                     Additions
                                                             ---------------------------
                                                Balance                     Charged to                     Balance
                                               Beginning     Charged to        Other          Other        End of
                                                of Year        Income        Accounts       Deductions      Year
----------------------------------------------------------------------------------------------------------------------
                                                                          (in millions)
1998
    Allowance for doubtful accounts         $      9.0     $       60.7  $        -     $       (53.9)(1)$       15.8
                                            --------------------------------------------------------------------------

1997
    Allowance for doubtful accounts         $      0.2     $       11.3  $        -     $        (2.5)(1)$        9.0
                                            --------------------------------------------------------------------------

1996
    Allowance for doubtful accounts         $      -       $        0.2  $        -     $         -      $        0.2
                                            --------------------------------------------------------------------------


(1) Accounts written off, net of recoveries.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          Sprint Spectrum
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                Finance Corporation


Sprint Spectrum Finance Corporation (FinCo), a wholly owned subsidiary of Sprint Spectrum L.P., was formed to be a co-obligor of certain securities issued by Sprint Spectrum. FinCo has nominal assets and does not conduct any operations.


--------------------------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (Unaudited)                                             Sprint Spectrum Finance Corporation

--------------------------------------------------------------------------------------------------------------------
December 31,                                                                1998           1997            1996
--------------------------------------------------------------------------------------------------------------------

Operating expenses                                                    $         -    $     1,597     $         -
                                                                     -----------------------------------------------
Net loss                                                              $         -    $     1,597     $         -
                                                                     -----------------------------------------------



--------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS (Unaudited)                                                      Sprint Spectrum Finance Corporation

--------------------------------------------------------------------------------------------------------------------
December 31,                                                                               1998            1997
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholder's Equity
Payable to Sprint Spectrum                                                           $     1,497     $     1,497
                                                                                     -------------------------------

Shareholder's equity
     Common stock, $1.00 par value; 1,000 shares authorized;
         100 shares issued and outstanding                                                   100             100
     Accumulated deficit                                                                  (1,597)         (1,597)
                                                                                     -------------------------------
     Total shareholder's equity                                                           (1,497)         (1,497)
                                                                                     -------------------------------
Total                                                                                $         -     $         -
                                                                                     -------------------------------



---------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (Unaudited)                                              Sprint Spectrum Finance Corporation

------------------------------------------------------------------ ----------------- ----------------- --------------
Years Ended December 31,                                                 1998              1997            1996
------------------------------------------------------------------ ----------------- ----------------- --------------

Operating Activities
Net loss                                                            $          -      $     (1,597)    $          -
Adjustments to reconcile net loss to net cash used by operating activities:
     Decrease (Increase) in receivable from Sprint Spectrum                    -               100             (100)
     Increase in payable to Sprint Spectrum                                    -             1,497                -
------------------------------------------------------------------ --- ------------- --- ------------- -- -----------
Net cash used by operating activities                                          -                 -             (100)
------------------------------------------------------------------ --- ------------- --- ------------- -- -----------

Financing Activities
Common stock issued                                                            -                 -             (100)
------------------------------------------------------------------ --- ------------- --- ------------- -- -----------
Net cash used by financing activities                                          -                 -             (100)
------------------------------------------------------------------ --- ------------- --- ------------- -- -----------

Change in Cash and Equivalents                                                 -                 -                -
Cash and Equivalents at Beginning of Year                                      -                 -                -
------------------------------------------------------------------ --- ------------- --- ------------- -- -----------

Cash and Equivalents at End of Year                                 $          -      $          -     $          -
                                                                   --- ------------- --- ------------- -- -----------


                 See accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Unaudited)                        Sprint Spectrum
                                                             Finance Corporation


FinCo, a wholly owned subsidiary of Sprint Spectrum L.P., was formed to be a co-obligor of certain securities issued by Sprint Spectrum. FinCo has nominal assets and does not conduct any operations. At year-end 1998, FinCo was a co-obligor of $614 million of Sprint Specectrum's senior notes. See Note 5 of Sprint Spectrum L.P.'s Notes to Consolidated Financial Statements for more information.

                             EXHIBITS INDEX

Exhibit
Number
(27)      Financial Data Schedules

          (a)  Sprint Spectrum L.P.

          (b)  Sprint Spectrum Finance Corporation