Form 10-Q
period 1999-03-31
SPRINT SPECTRUM L P; SPRINT SPECTRUM FINANCE CORP
filed 1999-05-13
CIK 1015551, 1017358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     March 31, 1999
                          ------------------------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to

                                     333-06609-01
Commission file number               333-06609-02

                              SPRINT SPECTRUM L.P.
                      SPRINT SPECTRUM FINANCE CORPORATION
              (Exact name of registrant as specified in its charter)

                         DELAWARE                         48-1165245
                         DELAWARE                         43-1746537
              (State or other jurisdiction of           (IRS Employer
               incorporation or organization)         Identification Nos.)

          4900 Main Street, Kansas City, Missouri            64112
         (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code      (816) 559-1000
                                                     ---------------------
Securities registered pursuant to Section 12(b) and 12(g) of the Act: None

The registrants meet the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

At May 1, 1999 the Sprint Spectrum Finance Corporation had 100 common shares outstanding.

Documents Incorporated by Reference:  None




Table of Contents

                                                                                                        Page
                                                                                                       Number
                                                                                                 -------------------

SPRINT SPECTRUM L.P.

Part I - Financial Information
          Item 1.  Financial Statements
                     Consolidated Statements of Operations for the quarters ended
                           March 31, 1999 and 1998                                                       1
                     Consolidated Balance Sheets as of March 31, 1999 and
                           December 31, 1998                                                             2
                     Consolidated Statements of Cash Flows for the quarters ended
                           March 31, 1999 and 1998                                                       3
                     Consolidated Statements of Changes in Partners' Capital for the quarter
                           ended March 31, 1999                                                          4
                     Condensed Notes to Consolidated Financial Statements                                5
          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                   6
          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            9

Part II - Other Information
          Item 1.  Legal Proceedings                                                                     9
          Item 2.  Changes in Securities                                                                 9
          Item 3.  Defaults Upon Senior Securities                                                       9
          Item 4.  Submission of Matters to a Vote of Security Holders                                   9
          Item 5.  Other Information                                                                     9
          Item 6.  Exhibits and Reports on Form 8-K                                                      9

Signature                                                                                                10

SPRINT SPECTRUM FINANCE CORPORATION

Part I - Financial Information
          Item 1.  Financial Statements
                     Balance Sheets                                                                      11
                     Notes to Financial Statements                                                       11
          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                   11
          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            11

Part II - Other Information
          Item 1.  Legal Proceedings                                                                     12
          Item 2.  Changes in Securities                                                                 12
          Item 3.  Defaults Upon Senior Securities                                                       12
          Item 4.  Submission of Matters to a Vote of Security Holders                                   12
          Item 5.  Other Information                                                                     12
          Item 6.  Exhibits and Reports on Form 8-K                                                      12

Signature                                                                                                13




                                                                                                            Part I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)                                              Sprint Spectrum L.P.
(millions)
-------------------------------------------------------------------------------------------------------------------
Quarters Ended March 31,                                                                   1999            1998
-------------------------------------------------------------------------------------------------------------------
Net Operating Revenues                                                                $      440.0    $      143.8
-------------------------------------------------------------------------------------------------------------------

Operating Expenses
      Costs of services and products                                                         380.6           168.9
      Selling, general and administrative                                                    282.9           224.6
      Depreciation and amortization                                                          169.4           114.6
-------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                                               832.9           508.1
-------------------------------------------------------------------------------------------------------------------

Operating Loss                                                                              (392.9)         (364.3)

Interest expense                                                                            (116.9)          (77.3)
Other income, net                                                                              1.6             1.8
-------------------------------------------------------------------------------------------------------------------

Loss before Extraordinary Item                                                              (508.2)         (439.8)
Extraordinary item                                                                           (32.5)            -
-------------------------------------------------------------------------------------------------------------------

Net Loss                                                                             $      (540.7)  $      (439.8)
                                                                                     ------------------------------


































      See accompanying Condensed Notes to Consolidated Financial Statements.




CONSOLIDATED BALANCE SHEETS                                                                    Sprint Spectrum L.P.
(millions)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                                                                 March 31,        December 31,
                                                                                   1999               1998
--------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
    Assets
    Current assets
      Cash and equivalents                                                 $         41.4       $         70.4
      Accounts receivable, net of allowance for doubtful
        accounts of $20.9 and $15.8                                                 253.0                225.6
      Affiliate receivable                                                          156.9                247.8
      Inventories                                                                   120.3                 91.7
      Prepaid expenses and other assets                                              56.5                 26.9
--------------------------------------------------------------------------------------------------------------------
      Total current assets                                                          628.1                662.4

    Property, plant and equipment
      Network equipment                                                           3,204.5              2,936.9
      Buildings and leasehold improvements                                          777.2                757.6
      Construction work in progress                                                 679.1                618.6
      Other                                                                         287.2                258.8
--------------------------------------------------------------------------------------------------------------------
      Total property, plant and equipment                                         4,948.0              4,571.9
      Accumulated depreciation                                                     (921.3)              (772.2)
--------------------------------------------------------------------------------------------------------------------
      Net property, plant and equipment                                           4,026.7              3,799.7

    Intangible assets
      PCS licenses                                                                2,130.2              2,130.2
      Microwave relocation costs                                                    311.7                298.6
--------------------------------------------------------------------------------------------------------------------
      Total intangible assets                                                     2,441.9              2,428.8
      Accumulated amortization                                                     (125.3)              (110.2)
--------------------------------------------------------------------------------------------------------------------
      Net intangible assets                                                       2,316.6              2,318.6
    Other assets                                                                     61.6                 45.1
--------------------------------------------------------------------------------------------------------------------

    Total                                                                  $      7,033.0       $      6,825.8
                                                                         -------------------------------------------

Liabilities and Partners' Capital
    Current liabilities
      Current maturities of long-term debt                                 $          5.1       $          5.1
      Accounts payable                                                              440.3                351.3
      Advances from Sprint                                                        1,490.8                235.0
      Construction obligations                                                      635.4                592.7
      Accrued payroll                                                               210.1                107.2
      Accrued advertising                                                            32.2                 84.2
      Accrued interest                                                              139.8                 77.8
      Accrued expenses and other current liabilities                                277.6                186.1
--------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   3,231.3              1,639.4
--------------------------------------------------------------------------------------------------------------------

    Long-term debt                                                                4,574.3              5,414.1

    Other noncurrent liabilities                                                     58.3                 79.9

    Partners' capital and accumulated deficit:
      Partners' capital                                                           3,707.7              3,690.3
      Accumulated deficit                                                        (4,538.6)            (3,997.9)
--------------------------------------------------------------------------------------------------------------------
      Total partners' capital and accumulated deficit                              (830.9)              (307.6)
--------------------------------------------------------------------------------------------------------------------

    Total                                                                  $      7,033.0       $      6,825.8
                                                                         -------------------------------------------


     See accompanying Condensed Notes to Consolidated Financial Statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                                 Sprint Spectrum L.P.
(millions)
------------------------------------------------------------------ ----------------- ----------------- ----------------
Quarters Ended March 31,                                                                   1999             1998
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities
Net loss                                                                              $       (540.7)  $       (439.8)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
     Depreciation and amortization                                                             169.4            114.6
     Extraordinary item                                                                         32.5              -
     Amortization of debt discount and issuance costs                                           14.1             13.1
     Changes in assets and liabilities:
       Receivables                                                                              63.5             63.7
       Inventories and other current assets                                                    (53.1)            (4.6)
       Accounts payable and accrued expenses                                                   336.1           (332.1)
       Other, net                                                                              (55.9)            12.3
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by operating activities                                                          (34.1)          (572.8)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Investing Activities

Capital expenditures                                                                          (381.3)          (278.0)
Microwave relocation costs                                                                     (18.4)            (7.9)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities                                                         (399.7)          (285.9)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Financing Activities

Proceeds from long-term debt                                                                   844.0            859.0
Payments on long-term debt                                                                  (1,695.0)            (1.7)
Advances from Sprint                                                                         1,255.8              -
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash provided by financing activities                                                      404.8            857.3
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Decrease in Cash and Equivalents                                                               (29.0)            (1.4)
Cash and Equivalents at Beginning of Period                                                     70.4             67.2
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $         41.4   $         65.8
                                                                                     --- ------------- -- -------------
























     See accompanying Condensed Notes to Consolidated Financial Statements.




CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (Unaudited)                             Sprint Spectrum L.P.
(millions)
---------------------------------------------------------------------------------------------------------------------

                                                                      Partners'        Accumulated
                                                                       Capital           Deficit           Total
---------------------------------------------------------------------------------------------------------------------
Beginning 1999 balance                                            $    3,690.3      $   (3,997.9)    $     (307.6)
Net loss                                                                   -              (540.7)          (540.7)
Other                                                                     17.4               -               17.4
---------------------------------------------------------------------------------------------------------------------

March 1999 balance                                                $    3,707.7      $   (4,538.6)    $     (830.9)
                                                                 ----------------------------------------------------













































     See accompanying Condensed Notes to Consolidated Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       Sprint Spectrum L.P.
(Unaudited)



The information in this Form 10-Q has been prepared according to Securities and Exchange Commission rules and regulations. In our opinion, the consolidated interim financial statements reflect all adjustments (consisting only of normal recurring accruals) needed to fairly present Sprint Spectrum L.P.'s consolidated financial position, results of operations and cash flows.

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to generally accepted accounting principles have been condensed or omitted. As a result, you should read these financial statements along with Sprint Spectrum's 1998 Form 10-K. Operating results for the 1999 year-to-date period do not necessarily represent the results that may be expected for the year ending December 31, 1999.

--------------------------------------------------------------------------------
1.  PCS Restructuring
--------------------------------------------------------------------------------

In November 1998, Sprint Corporation purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. (Holdings)--Sprint Spectrum's general partner--and MinorCo, L.P.--Sprint Spectrum's limited partner--from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. At that time, Sprint created the Sprint PCS Group, which consists of Sprint's domestic wireless mobile phone services, including Sprint Spectrum.

--------------------------------------------------------------------------------
2. Basis of Consolidation and Presentation
--------------------------------------------------------------------------------

The consolidated financial statements include the accounts of Sprint Spectrum and its subsidiaries.

The consolidated financial statements are prepared using generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Sprint Spectrum is, indirectly, a wholly owned Sprint subsidiary. As a result, earnings per share information has been omitted.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or partners' capital as previously reported.

--------------------------------------------------------------------------------
3.  Long-term Debt
--------------------------------------------------------------------------------

In the 1999 first quarter, Sprint Spectrum terminated its revolving credit facilities and repaid, prior to scheduled maturities, the related outstanding balance of $1.7 billion. These facilities had interest rates ranging from 5.6% to 6.3%. This resulted in a $33 million extraordinary loss. The debt was repaid with financing provided by Sprint.

In the 1999 first quarter, Sprint Spectrum issued notes payable totaling $844 million to affiliates. The notes mature in 2006 and have interest rates based on the London Inter-Bank Offered Rate plus 269 basis points.

--------------------------------------------------------------------------------
4. Litigation, Claims and Assessments
--------------------------------------------------------------------------------

Various suits arising in the ordinary course of business are pending against Sprint Spectrum. Management cannot predict the final outcome of these actions but believes they will not be material to the consolidated financial statements.

--------------------------------------------------------------------------------
5.  Supplemental Cash Flows Information
--------------------------------------------------------------------------------

Sprint Spectrum's cash paid for interest, net of capitalized interest, totaled $55 million in the 1999 first quarter and $36 million in the 1998 first quarter.

Noncash activities for Sprint Spectrum included the following:

                                    Quarters Ended
                                       March 31,
                                 ----------------------
                                     1999       1998
-------------------------------------------------------
                                      (millions)
Accrued interest converted to
   long-term debt                $      -   $     32.0
                                 ----------------------
Noncash activity in partners'
   capital                       $     17.4 $      -
                                 ----------------------

                                                                         Part I.
                                                                         Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     Sprint Spectrum L.P.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

In November 1998, Sprint Corporation purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. (Holdings)--Sprint Spectrum's general partner--and MinorCo, L.P.--Sprint Spectrum's limited partner--from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. At that time, Sprint created the Sprint PCS Group, which consists of Sprint's domestic wireless mobile phone services, including Sprint Spectrum.

--------------------------------------------------------------------------------
Forward-Looking Information
--------------------------------------------------------------------------------

Sprint Spectrum includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

     - the effects of vigorous competition in the markets in which Sprint Spectrum operates;
     - the costs and business risks related to entering and expanding new markets necessary to provide nationwide service and new services;
     -    the ability of Sprint Spectrum to grow its market presence;
     - the impact of any unusual items resulting from ongoing evaluations of Sprint Spectrum's business strategies;
     -    unexpected results of litigation filed against Sprint  Spectrum;
     -    the impact of the Year 2000 issue and  any  related noncompliance; and
     - the possibility of one or more of the markets in which Sprint Spectrum competes being impacted by changes in economic or other factors such as legal and regulatory changes or other external factors over which Sprint Spectrum has no control.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

                                                                   Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           March 31,                            Variance
                                               ----------------------------------    -------------------------------
                                                    1999              1998                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                    (millions)
Net operating revenues                         $       440.0    $      143.8      $       296.2         206.0%
---------------------------------------------- -- ------------- -- -------------- -- ------------- -----------------

Operating expenses
   Costs of services and products                      380.6           168.9              211.7         125.3%
   Selling, general and administrative                 282.9           224.6               58.3          26.0%
   Depreciation and amortization                       169.4           114.6               54.8          47.8%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                               832.9           508.1              324.8          63.9%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $      (392.9)   $     (364.3)     $       (28.6)         (7.9)%
                                               -- ------------- -- -------------- -- -------------

Operating loss before depreciation
   and amortization                            $      (223.5)   $     (249.7)     $        26.2          10.5%
                                               -- ------------- -- -------------- -- -------------


The wireless industry typically generates a significantly higher number of subscriber additions and handset sales in the fourth quarter of each year versus the remaining quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season; the timing of new products and service introductions; and aggressive marketing and sales promotions.

Sprint Spectrum markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retailer, and the related service revenues generated by such sales, accounted for approximately 30% of net operating revenues in the 1999 first quarter.

Net Operating Revenues

Net operating revenues include subscriber revenues (including monthly recurring charges and usage charges), roaming revenues and sales of handsets and accessory equipment. Net operating revenues increased 206% from the same 1998 period reflecting the launch of new markets and the addition of new customers in 1998. Sprint Spectrum, together with certain affiliates, added approximately 763,000 customers in the 1999 first quarter and had nearly 3.4 million customers in more than 280 markets nationwide at the end of March 1999.

Approximately 23% of the 1999 first quarter net operating revenues, and 20% of the 1998 first quarter net operating revenues, were from sales of handsets and accessories. As part of Sprint Spectrum's marketing plans, handsets are normally sold at prices below Sprint Spectrum's cost.

Operating Expenses

Costs of services and products mainly includes handset and accessory costs, interconnection costs, and switch and cell site expenses. These costs increased 125% in the 1999 first quarter reflecting the significant growth in customers and the expanded market coverage, offset by a reduction in handset unit costs.

Selling, general and administrative (SG&A) expense mainly includes marketing costs to promote products and services, as well as salary and benefit costs. SG&A expense increased 26% reflecting increased marketing and advertising costs and labor costs to support the growth in subscriber activity.

Depreciation and amortization expense consists of depreciation of network assets and amortization of intangible assets. The intangible assets include PCS licenses and microwave relocation costs. Depreciation and amortization expense increased 48% reflecting the increase in network assets placed in service after the 1998 first quarter.


--------------------------------------------------------------------------------
Extraordinary Item
--------------------------------------------------------------------------------

In the 1999 first quarter, Sprint Spectrum terminated its revolving credit facilities and repaid, prior to scheduled maturities, the related outstanding balance of $1.7 billion. These facilities had interest rates ranging from 5.6% to 6.3%. This resulted in a $33 million extraordinary loss. The debt was repaid with financing provided by Sprint.

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

--------------------------------------------------------------------------------
Year 2000 Issue
--------------------------------------------------------------------------------

The "Year 2000" issue affects Sprint Spectrum's installed computer systems, network elements, software applications, and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or system failures. The Year 2000 issue may also affect the systems and applications of Sprint Spectrum's customers, vendors, resellers or affiliates.

Sprint Spectrum has completed an inventory and assessment of its computer systems, network elements, software applications, products and other business systems. Testing began in the 1999 first quarter and is forecasted to be completed by year-end. Sprint Spectrum is using both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. It expects Year 2000 compliance for these critical systems to be achieved in 1999.

Sprint Spectrum is also contacting others with whom it conducts business to receive the appropriate warranties and assurances that those third parties are or will be Year 2000 compliant. Sprint Spectrum relies on third-party vendors for a significant portion of its important operating and computer system functions and is highly dependent on those third-party vendors to remediate and test network elements, computer systems, software applications and other business systems. However, Sprint Spectrum is reviewing test results provided by its vendors to help ensure Year 2000 compliance. In addition, Sprint Spectrum uses publicly available services that are acquired without contract, such as global positioning system timing signal, that may be affected by the Year 2000 issue. While Sprint Spectrum believes these pubicly available systems will be Year 2000 compliant, it has no contractual or other right to force compliance.

Sprint Spectrum incurred approximately $15 million through March 1999 and expects to incur approximately $35 million throughout the remainder of 1999 for its Year 2000 remediation program. This program is designed to assure the proper functioning of critical and secondary elements for Year 2000 compliance. When the program is fulfilled, Sprint Spectrum has a high degree of confidence that elements within its control will function through the upcoming date changes. However, two risks remain: (1) the risk to Sprint Spectrum if the Year 2000 program is not fulfilled, and (2) the risk stemming from elements vulnerable to the Year 2000 problem which are beyond Sprint Spectrum's control.

With regards to the first risk, if the Year 2000 program is not fulfilled in a timely manner by Sprint Spectrum, its affiliates or any significant third party, the Year 2000 issue could have a material adverse effect on Sprint Spectrum's operations. Sprint Spectrum is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue.

With regards to the second risk, Sprint Spectrum is evaluating events beyond its control that could occur prior to and after the arrival of the year 2000. Sprint Spectrum is reviewing its existing disaster recovery plans and developing additional contingency and business continuity plans to prepare for the year 2000. Most of these plans are scheduled to be completed in the second quarter. Sprint Spectrum will implement, if necessary, appropriate contingency and business continuity plans to mitigate to the extent possible the effects of any Year 2000 noncompliance.

Sprint Spectrum has begun to review the risks associated with a worst case scenario, which could result from a Year 2000 related failure. This scenario could result in a temporary disruption to normal business operations and impact Sprint Spectrum's financial performance. Based upon the work completed to date, Sprint Spectrum believes that such an occurrence is unlikely. Nevertheless, certain elements related to the Year 2000 readiness of suppliers, utilities, interconnecting carriers and customers are beyond Sprint Spectrum's control and could fail. At this point, Sprint Spectrum does not believe that the failure of such elements could cause a major breakdown within its normal operations.

                                                                         Part I.
                                                                         Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES                    Sprint Spectrum L.P.
ABOUT MARKET RISK

Omitted under the provisions of General Instruction H.

                                                                        Part II.
                                                               Other Information

Item 1.  Legal Proceedings

    There were no reportable events during the quarter ended March 31, 1999.

Item 2.  Changes in Securities

    Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

    Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

    Omitted under the provisions of General Instruction H.

Item 5.  Other Information

    There were no reportable events during the quarter ended March 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed as part of this report:

         (3.1) Certificate of Limited Partnership of Sprint Spectrum L.P. (incorporated by reference to Exhibit 3.2 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

         (3.2) Agreement of Limited Partnership of MajorCo Sub, L.P. (renamed Sprint Spectrum L.P.), dated as of March 28, 1995, among MajorCo, L.P. (renamed Sprint Spectrum Holding Company, L.P.) and MinorCo, L.P. (incorporated by reference to Exhibit 3.6 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

         (27)     Financial Data Schedule

                  (a) March 31, 1999

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      SPRINT SPECTRUM L.P.
                      ----------------------------------------------------------
                      (Registrant)



                      /s/  William J. Gunter
                      ----------------------------------------------------------
                      William J. Gunter
                      Chief Financial Officer
                      Principal Financial Officer


Date:  May 13, 1999


                                                                                                             Part I.
                                                                                                             Item 1.
Sprint Spectrum Finance Corporation
--------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS (Unaudited)

                                                                                       March 31,     December 31,
                                                                                          1999           1998
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholder's Equity
Payable to Sprint Spectrum                                                           $     1,497     $     1,497
                                                                                     -------------------------------

Shareholder's equity
     Common stock, $1.00 par value; 1,000 shares authorized;
         100 shares issued and outstanding                                                   100             100
     Accumulated deficit                                                                  (1,597)         (1,597)
                                                                                     -------------------------------
     Total shareholder's equity                                                           (1,497)         (1,497)
                                                                                     -------------------------------
Total                                                                                $         -     $         -
                                                                                     -------------------------------





--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Unaudited)


Sprint Spectrum Finance Corporation, a wholly owned subsidiary of Sprint Spectrum L.P., was formed to be a co-obligor of certain securities issued by Sprint Spectrum. FinCo has nominal assets and did not conduct any operations during the 1999 and 1998 first quarters. As a result, the Statements of Operations and Statements of Cash Flows have been omitted.










                                                                         PART I.
                                                                         Item 2.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



Sprint Spectrum Finance Corporation had no operations during the 1999 and 1998 first quarters.





                                                                         PART I.
                                                                         Item 3.

--------------------------------------------------------------------------------
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted under the provisions of General Instruction H.

                                                                        PART II.
                                                               Other Information

Item 1.  Legal Proceedings

    There were no reportable events during the quarter ended March 31, 1999.

Item 2.  Changes in Securities

    Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

    Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

    Omitted under the provisions of General Instruction H.

Item 5.  Other Information

    There were no reportable events during the quarter ended March 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed as part of this report:

         (3.1)      Certificate  of  Incorporation  of Sprint  Spectrum  Finance
                    Corporation (incorporated by reference to Exhibit 3.3 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

         (3.2) Bylaws of Sprint Spectrum Finance Corporation (incorporated by reference to Exhibit 3.4 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

         (27)       Financial Data Schedule

                    (a)    March 31, 1999

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      SPRINT SPECTRUM FINANCE CORPORATION
                      ----------------------------------------------------------
                      (Registrant)



                      /s/ William J. Gunter
                      ----------------------------------------------------------
                      William J. Gunter
                      Vice President, Treasurer and Director
                      Principal Financial Officer


Date:  May 13, 1999