Form 10-Q
period 1999-06-30
SPRINT SPECTRUM L P; SPRINT SPECTRUM FINANCE CORP
filed 1999-08-16
CIK 1015551, 1017358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    June 30, 1999
                         -------------------------------------------------------

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to

                                     333-06609-01
Commission file number               333-06609-02

                              SPRINT SPECTRUM L.P.
                      SPRINT SPECTRUM FINANCE CORPORATION
              (Exact name of registrant as specified in its charter)

                         DELAWARE                         48-1165245
                         DELAWARE                         43-1746537
              (State or other jurisdiction of           (IRS Employer
              incorporation or organization)          Identification Nos.)

          4900 Main Street, Kansas City, Missouri            64112
         (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code       (816) 559-1000
                                                       -------------------

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

At August 1, 1999 the Sprint Spectrum Finance Corporation had 100 common shares outstanding.

Documents Incorporated by Reference:  None


Table of Contents

                                                                                                        Page
                                                                                                       Number
                                                                                                 -------------------

SPRINT SPECTRUM L.P.

Part I - Financial Information
          Item 1.  Financial Statements
                     Consolidated Statements of Operations                                               1
                     Consolidated Balance Sheets                                                         2
                     Consolidated Statements of Cash Flows                                               3
                     Consolidated Statements of Changes in Partners' Capital and Accumulated
                           Deficit                                                                       4
                     Condensed Notes to Consolidated Financial Statements                                5
          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                   6
          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            10

Part II - Other Information
          Item 1.  Legal Proceedings                                                                     10
          Item 2.  Changes in Securities                                                                 10
          Item 3.  Defaults Upon Senior Securities                                                       10
          Item 4.  Submission of Matters to a Vote of Security Holders                                   10
          Item 5.  Other Information                                                                     10
          Item 6.  Exhibits and Reports on Form 8-K                                                      10

Signature                                                                                                12

SPRINT SPECTRUM FINANCE CORPORATION

Part I - Financial Information
          Item 1.  Financial Statements
                     Balance Sheets                                                                      13
                     Notes to Financial Statements                                                       13
          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                   13
          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            13

Part II - Other Information
          Item 1.  Legal Proceedings                                                                     14
          Item 2.  Changes in Securities                                                                 14
          Item 3.  Defaults Upon Senior Securities                                                       14
          Item 4.  Submission of Matters to a Vote of Security Holders                                   14
          Item 5.  Other Information                                                                     14
          Item 6.  Exhibits and Reports on Form 8-K                                                      14

Signature                                                                                                15



                                                                                                             Part I.
                                                                                                             Item 1.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)                                               Sprint Spectrum L.P.
(millions)

--------------------------------------------- ----------------------------------- ----------------------------------
                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
--------------------------------------------- ----------------------------------- ----------------------------------
                                                      1999             1998              1999              1998
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                        $         491     $        192      $        931     $         336
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                       272              205               653               374
   Selling, general and administrative                  344              223               627               448
   Depreciation and amortization                        176              150               345               264
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                             792              578             1,625             1,086
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Loss                                         (301)            (386)             (694)             (750)

Interest expense                                       (132)             (98)             (249)             (176)
Other income, net                                         3                2                 5                 4
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Loss before Extraordinary Item                         (430)            (482)             (938)             (922)
Extraordinary item                                        -                -               (33)                -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Loss                                      $        (430)    $       (482)     $       (971)    $        (922)
                                              --- ------------- -- -------------- -- ------------- --- -------------






























       See accompanying Condensed Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEETS                                                                     Sprint Spectrum L.P.
(millions)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                                                                 June 30,         December 31,
                                                                                   1999               1998
--------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
    Assets
    Current assets
      Cash and equivalents                                                 $         29         $         70
      Accounts receivable, net of allowance for doubtful
        accounts of $31 and $16                                                     297                  226
      Affiliated receivables                                                        185                  248
      Inventories                                                                   150                   92
      Prepaids and other current assets                                              51                   26
--------------------------------------------------------------------------------------------------------------------
      Total current assets                                                          712                  662

    Property, plant and equipment
      Network equipment                                                           3,317                2,937
      Construction work in progress                                                 859                  619
      Buildings and leasehold improvements                                          785                  758
      Other                                                                         295                  258
--------------------------------------------------------------------------------------------------------------------
      Total property, plant and equipment                                         5,256                4,572
      Accumulated depreciation                                                   (1,080)                (772)
--------------------------------------------------------------------------------------------------------------------
      Net property, plant and equipment                                           4,176                3,800

    Intangible assets
      PCS licenses                                                                2,130                2,130
      Microwave relocation costs                                                    307                  299
--------------------------------------------------------------------------------------------------------------------
      Total intangible assets                                                     2,437                2,429
      Accumulated amortization                                                     (140)                (110)
--------------------------------------------------------------------------------------------------------------------
      Net intangible assets                                                       2,297                2,319
    Other assets                                                                     73                   45
--------------------------------------------------------------------------------------------------------------------

    Total                                                                  $      7,258         $      6,826
                                                                         -------------------------------------------

Liabilities and Partners' Capital and Accumulated Deficit
    Current liabilities
      Current maturities of long-term debt                                 $          5         $          5
      Accounts payable                                                              315                  320
      Affiliated payables                                                           233                   31
      Construction obligations                                                      681                  593
      Accrued expenses and other current liabilities                                405                  455
--------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   1,639                1,404

    Long-term debt                                                                6,812                5,649

    Other noncurrent liabilities                                                     68                   81

    Partners' capital and accumulated deficit:
      Partners' capital                                                           3,708                3,690
      Accumulated deficit                                                        (4,969)              (3,998)
--------------------------------------------------------------------------------------------------------------------
      Total partners' capital and accumulated deficit                            (1,261)                (308)
--------------------------------------------------------------------------------------------------------------------

    Total                                                                  $      7,258         $      6,826
                                                                         -------------------------------------------






     See accompanying Condensed Notes to Consolidated Financial Statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                                  Sprint Spectrum L.P.
(millions)
------------------------------------------------------------------ ----------------- ----------------- ----------------
Year-to-Date June 30,                                                                      1999             1998
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net loss                                                                              $       (971)    $       (922)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                             345              264
     Extraordinary item                                                                         33                -
     Amortization of debt discount and issuance costs                                           30               26
     Changes in assets and liabilities:
       Accounts receivable, net                                                                (71)             (31)
       Affiliated receivables                                                                   63               41
       Inventories and other current assets                                                    (76)             (35)
       Accounts payable and other current liabilities                                          283             (225)
       Other, net                                                                              (13)              27
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by operating activities                                                         (377)            (855)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Investing Activities

Capital expenditures                                                                          (706)            (540)
Advances to Sprint                                                                             (48)               -
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities                                                         (754)            (540)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Financing Activities

Proceeds from long-term debt                                                                 3,250            1,419
Payments on long-term debt                                                                  (2,110)              (3)
Other                                                                                          (50)               -
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash provided by financing activities                                                    1,090            1,416
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase (Decrease) in Cash and Equivalents                                                    (41)              21
Cash and Equivalents at Beginning of Period                                                     70               67
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $         29     $         88
                                                                                     --- ------------- -- -------------






















     See accompanying Condensed Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND ACCUMULATED DEFICIT (Unaudited)      Sprint Spectrum L.P.
(millions)
---------------------------------------------------------------------------------------------------------------------

                                                                      Partners'        Accumulated
                                                                       Capital           Deficit           Total
---------------------------------------------------------------------------------------------------------------------

Beginning 1999 balance                                            $    3,690        $   (3,998)      $     (308)
Net loss                                                                   -              (971)            (971)
Other                                                                     18                 -               18
---------------------------------------------------------------------------------------------------------------------

June 30, 1999 balance                                             $    3,708        $   (4,969)      $   (1,261)
                                                                 ----------------------------------------------------















































     See accompanying Condensed Notes to Consolidated Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Sprint Spectrum L.P.
(Unaudited)


The information in this Form 10-Q has been prepared according to Securities and Exchange Commission rules and regulations. In our opinion, the consolidated interim financial statements reflect all adjustments, consisting only of normal recurring accruals, needed to fairly present Sprint Spectrum L.P's consolidated financial position, results of operations and cash flows.

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

--------------------------------------------------------------------------------
1.  PCS Restructuring
--------------------------------------------------------------------------------

In November 1998, Sprint Corporation purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P.--Sprint Spectrum's general partner--and MinorCo,L.P.--Sprint Spectrum's limited partner--from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. At that time, Sprint created the Sprint PCS Group, which consists of Sprint's domestic wireless personal communication services (PCS) operations, including Sprint Spectrum.

--------------------------------------------------------------------------------
2. Basis of Consolidation and Presentation
--------------------------------------------------------------------------------

The consolidated financial statements include the accounts of Sprint Spectrum and its subsidiaries. Sprint Spectrum is, indirectly, a wholly owned Sprint subsidiary.

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

--------------------------------------------------------------------------------
3.  Long-term Debt
--------------------------------------------------------------------------------

In the 1999 year-to-date period, Sprint allocated $2.4 billion of senior notes with 5-year and 20-year maturities to Sprint Spectrum. These notes have interest rates ranging from 7.6% to 8.8%.

In the 1999 first quarter, Sprint Spectrum issued notes payable totaling $844 million to affiliates. The notes mature in 2006 and have interest rates based on the London Inter-Bank Offered Rate plus 269 basis points.

In the 1999 first quarter, Sprint Spectrum terminated its revolving credit facilities and repaid, prior to scheduled maturities, the related outstanding balance of $1.7 billion. These facilities had interest rates ranging from 5.6% to 6.3%. These repayments resulted in a $33 million extraordinary loss. These short-term borrowings were repaid with the long-term financing provided by Sprint.

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

--------------------------------------------------------------------------------
5.  Supplemental Cash Flows Information
--------------------------------------------------------------------------------

Sprint Spectrum's cash paid for interest, net of capitalized interest, totaled $224 million in the first six months of 1999 and $63 million in the same 1998 period.

Sprint Spectrum's noncash activities included the following:

                                    Year-to-Date
                                      June 30,
                              -------------------------
                                  1999         1998
-------------------------------------------------------
                                     (millions)
Accrued interest converted
   to long-term debt          $      -    $      78
                              -------------------------
Noncash activity in
   partners' capital          $      18   $       -
                              -------------------------

                                                                         Part I.
                                                                         Item 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     Sprint Spectrum L.P.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

In November 1998, Sprint Corporation purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P.--Sprint Spectrum's general partner--and MinorCo,L.P.--Sprint Spectrum's limited partner--from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. At that time, Sprint created the Sprint PCS Group, which consists of Sprint's domestic wireless personal communication services (PCS) operations, including Sprint Spectrum.

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

The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations". The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Sprint Spectrum is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events.


--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    1999              1998                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $       491      $      192        $       299           155.7%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      272             205                 67            32.7%
   Selling, general and administrative                 344             223                121            54.3%
   Depreciation and amortization                       176             150                 26            17.3%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                               792             578                214            37.0%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $      (301)     $     (386)       $        85            22.0%
                                               -- ------------- -- -------------- -- -------------

Operating loss before depreciation and
   amortization                                $      (125)     $     (236)       $       111            47.0%
                                               -- ------------- -- -------------- -- -------------


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    1999              1998                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $       931      $      336        $       595           177.1%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      653             374                279            74.6%
   Selling, general and administrative                 627             448                179            40.0%
   Depreciation and amortization                       345             264                 81            30.7%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             1,625           1,086                539            49.6%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $      (694)     $     (750)       $        56             7.5%
                                               -- ------------- -- -------------- -- -------------

Operating loss before depreciation and
   amortization                                $      (349)     $     (486)       $       137            28.2%
                                               -- ------------- -- -------------- -- -------------



The wireless industry typically generates a significantly higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the remaining quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season; the timing of new products and service introductions; and aggressive marketing and sales promotions.

Sprint Spectrum markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retailer, and the related service revenues generated by such sales, accounted for approximately 30% of net operating revenues in the 1999 second quarter and year-to-date periods.

Net Operating Revenues

Net operating revenues include subscriber revenues, roaming revenues and sales of handsets and accessory equipment. Subscriber revenues consist of monthly recurring charges and usage charges. Net operating revenues increased 156% in the 1999 second quarter and 177% in the 1999 year-to-date period from the same 1998 periods reflecting an increased customer base over the past 12 months.

Approximately 15% of the 1999 second quarter and 20% of the 1999 year-to-date net operating revenues and 15% of the 1998 second quarter and year-to-date net operating revenues were from sales of handsets and accessories. As part of Sprint Spectrum's marketing plans, handsets are normally sold at prices below Sprint Spectrum's cost.

Operating Expenses

Costs of services and products mainly includes handset and accessory costs, interconnection costs, and switch and cell site expenses. These costs increased 33% in the 1999 second quarter and 75% in the 1999 year-to-date period from the same 1998 periods reflecting the significant growth in customers and expanded market coverage, partly offset by a reduction in handset unit costs.

Selling, general and administrative (SG&A) expense mainly includes salary and benefit costs as well as marketing costs to promote products and services. SG&A expense increased 54% in the 1999 second quarter and 40% in the 1999 year-to-date period from the same 1998 periods reflecting an expanded workforce to support subscriber growth and increased marketing and selling costs. SG&A also includes costs related to Sprint Spectrum's efforts to achieve Year 2000 compliance.

Depreciation and amortization expense consists of depreciation of network assets and amortization of intangible assets. The intangible assets include PCS licenses, which are amortized over 40 years, and microwave relocation costs, which are amortized over the remaining life of the related PCS licenses. Depreciation and amortization expense increased 17% in the 1999 second quarter and 31% in the 1999 year-to-date period from the same 1998 periods reflecting depreciation of the network assets placed in service during 1999 and 1998.

--------------------------------------------------------------------------------
Interest Expense
--------------------------------------------------------------------------------

Interest expense increased 35% in the 1999 second quarter and 41% in the 1999 year-to-date periods from the same 1998 periods reflecting increased borrowings.

--------------------------------------------------------------------------------
Extraordinary Item
--------------------------------------------------------------------------------

In the 1999 first quarter, Sprint Spectrum terminated its revolving credit facilities and repaid, prior to scheduled maturities, the related outstanding balance of $1.7 billion. These facilities had interest rates ranging from 5.6% to 6.3%. These repayments resulted in a $33 million extraordinary loss. These short-term borrowings were repaid with long-term financing provided by Sprint.

--------------------------------------------------------------------------------
Liquidity and Capital Resources
--------------------------------------------------------------------------------

Sprint Spectrum's liquidity and capital resources are managed by Sprint. Sprint funds the Sprint PCS Group's, including Sprint Spectrum's, operating losses, working capital and debt service requirements.

--------------------------------------------------------------------------------
Year 2000 Issue
--------------------------------------------------------------------------------

The "Year 2000" issue affects Sprint Spectrum's installed computer systems, network elements, software applications, and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, ''00'' may not be properly identified as the year 2000. This error could result in miscalculations or system failures. The Year 2000 issue may also affect the systems and applications of Sprint Spectrum's customers, vendors, resellers or affiliates.

Sprint Spectrum has completed an inventory and assessment of its computer systems, network elements, software applications, products and other business systems. Sprint Spectrum has also completed the renovation of its computer systems and other business systems. Substantially all of Sprint Spectrum's software applications and network elements are renovated. Testing began in the 1999 first quarter and is forecasted to be completed by year-end. Sprint Spectrum is using both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. It expects Year 2000 compliance for these critical systems to be achieved in 1999.

Sprint Spectrum is also contacting others with whom it conducts business to receive the proper warranties and assurances that those third parties, including affiliates, are or will be Year 2000 compliant. Sprint Spectrum relies on third-party vendors for a significant portion of its important operating and computer system functions and is highly dependent on those third-party vendors to remediate and test network elements, computer systems, software applications and other business systems. However, Sprint Spectrum is reviewing test results provided by its vendors to help ensure Year 2000 compliance. In addition, Sprint Spectrum uses publicly available services that are acquired without contract, such as global positioning system timing signal, that may be affected by the Year 2000 issue. While Sprint Spectrum believes these publicly available systems will be Year 2000 compliant, it has no contractual or other right to force compliance.

Sprint Spectrum incurred approximately $25 million from inception through June 1999 for its Year 2000 remediation program and expects to incur approximately $25 million through the remainder of 1999. This program is designed to assure the proper functioning of critical and secondary elements for Year 2000 compliance. When this program is fulfilled, Sprint Spectrum has a high degree of confidence that elements within its control will function through the upcoming date changes. However, two risks remain: (1) the risk to Sprint Spectrum if its Year 2000 program is not fulfilled, and (2) the risk stemming from elements vulnerable to the Year 2000 problem which are beyond Sprint Spectrum's control.

If the Year 2000 program is not fulfilled in a timely manner by Sprint Spectrum, or any of its affiliates or any significant third party does not fulfill its own Year 2000 program in a timely manner, the Year 2000 issue could have a material adverse effect on Sprint Spectrum's operations. Sprint Spectrum is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue.

With regards to the second risk, Sprint Spectrum is evaluating events beyond its control that could occur before and after the arrival of the year 2000. Sprint Spectrum is reviewing its existing disaster recovery plans and developing additional contingency and business continuity plans to prepare for the year 2000. Most of these were completed in the second quarter. Sprint Spectrum will implement, if necessary, appropriate contingency and business continuity plans to mitigate to the extent possible the effects of any Year 2000 noncompliance.

Sprint Spectrum has begun to review the risks related to a worst case scenario that could result from a Year 2000 related failure. This scenario could result in a temporary disruption to normal business operations and could impact Sprint Spectrum's financial performance. Based upon the work completed to date, Sprint Spectrum believes that such an occurrence is unlikely. Nevertheless, certain elements related to the Year 2000 readiness of suppliers, utilities, interconnecting carriers and customers are beyond Sprint Spectrum's control and could fail. At this point, Sprint Spectrum does not believe that the failure of such elements could cause a major breakdown within its normal operations.

                                                                         Part I.
                                                                         Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES                    Sprint Spectrum L.P.
ABOUT MARKET RISK

Omitted under the provisions of General Instruction H.

                                                                        Part II.
                                                               Other Information

Item 1.  Legal Proceedings

    There were no reportable events during the quarter ended June 30, 1999.

Item 2.  Changes in Securities

    Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

    Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

    Omitted under the provisions of General Instruction H.

Item 5.  Other Information

    There were no reportable events during the quarter ended June 30, 1999.

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

         (10.1) Procurement and Services Contract, dated as of January 31, 1996, between MajorCo, L.P. and AT&T Corp. Portions of this exhibit (indicated by brackets) have been omitted pursuant to a request for confidential treatment.

         (10.2) Amendment No. 2 to the Lucent Technologies/Sprint Spectrum Procurement and Services Contract, dated as of July 15, 1996 between Sprint Spectrum Equipment Company, L.P. and Lucent Technologies, Inc. Portions of this exhibit (indicated by brackets) have been omitted pursuant to a request for confidential treatment.

         (10.3) Amended and Restated Procurement and Services Contract, dated as of October 9, 1996 between Sprint Spectrum Equipment Company, L.P. and Lucent Technologies, Inc. Portions of this exhibit (indicated by brackets) have been omitted pursuant to a request for confidential treatment.

         (10.4) Amendment No. 1 dated as of February 25, 1997, to the Amended and Restated Procurement and Services Contract dated as of October 9, 1996, between Sprint Spectrum Equipment Company, L.P. and Lucent Technologies Inc.

         (10.5) Amendment No. 2 dated May 8, 1998 to Amended and Restated Procurement and Services Contract dated October 9, 1996, between Lucent Technologies Inc. and Sprint Spectrum Equipment Company, L.P. Portions of this exhibit (indicated by brackets) have been omitted pursuant to a request for confidential treatment.

         (10.6) PCS Software License and Purchase Agreement dated October 8, 1996 between Sprint Spectrum Equipment Company,L.P. and Lucent Technologies, Inc. Portions of this exhibit (indicated by brackets) have been omitted pursuant to a request for confidential treatment.

         (10.7) Procurement and Services Contract, dated as of January 31, 1996, between MajorCo, L.P. and Northern Telecom Inc. Portions of this exhibit (indicated by brackets) have been omitted pursuant to a request for confidential treatment.

         (10.8) Amendment No. 2 dated as of January 29, 1997, between Sprint Spectrum Equipment Company, L.P. and Northern Telecom Inc. Portions of this exhibit (indicated by brackets) have been omitted pursuant to a request for confidential treatment.

         (10.9) Purchase and Supply Agreement, dated as of June 21, 1996, between Sprint Spectrum L.P., QUALCOMM Personal Electronics, QUALCOMM Incorporated and Sony Electronics Inc. Portions of this exhibit (indicated by brackets) have been omitted pursuant to a request for confidential treatment.

         (10.10) Amendment No. 1, dated as of October 24, 1996, to the Purchase and Supply Agreement dated as of June 21, 1996, between Sprint Spectrum L.P., QUALCOMM Personal Electronics, QUALCOMM Incorporated and Sony Electronics Inc. Portions of this exhibit (indicated by brackets) have been omitted pursuant to a request for confidential treatment.

         (10.11) Master Agreement, dated as of September 1996, between Sprint Communications Company, L.P. Sprint Spectrum L.P., Sprint United Management Company and Tandy Corporation, a Delaware corporation acting by and through its RadioShack division. Portions of this exhibit (indicated by brackets) have been omitted pursuant to a request for confidential treatment.

         (27)     Financial Data Schedule

                  (a) June 30, 1999
                  (b) March 31, 1999 Restated
                  (c) December 31, 1998 Restated
                  (d) September 30, 1998 Restated
                  (e) June 30, 1998 Restated
                  (f) March 31, 1998 Restated
                  (g) December 31, 1997 Restated
                  (h) September 30, 1997 Restated
                  (i) June 30, 1997 Restated
                  (j) March 31, 1997 Restated
                  (k) December 31, 1996 Restated

(b)      Reports on Form 8-K

         Sprint Spectrum filed a Current Report on Form 8-K dated June 13, 1999, in which it reported that Deloitte & Touche LLP, the independent auditors for Sprint Spectrum Holding Company, L.P., and its subsidiaries, including Sprint Spectrum, had been replaced by Ernst & Young LLP.

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



Date:  August 16, 1999



                                                                                                             Part I.
                                                                                                             Item 1.
Sprint Spectrum Finance Corporation
--------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS (Unaudited)

                                                                                        June 30,     December 31,
                                                                                          1999           1998
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholder's Equity
Payable to Sprint Spectrum, L.P.                                                     $     1,497     $     1,497
                                                                                     -------------------------------

Shareholder's equity
     Common stock, $1.00 par value; 1,000 shares authorized;
         100 shares issued and outstanding                                                   100             100
     Accumulated deficit                                                                  (1,597)         (1,597)
                                                                                     -------------------------------
     Total shareholder's equity                                                           (1,497)         (1,497)
                                                                                     -------------------------------
Total                                                                                $         -     $         -
                                                                                     -------------------------------





--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Unaudited)


Sprint Spectrum Finance Corporation, a wholly owned subsidiary of Sprint Spectrum L.P., was formed to be a co-obligor of certain securities issued by Sprint Spectrum. Sprint Spectrum Finance Corporation has nominal assets and did not conduct any operations during 1999 and 1998. As a result, the Statements of Operations and Statements of Cash Flows have been omitted.






                                                                         Part I.
                                                                         Item 2.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Sprint Spectrum Finance Corporation had no operations during 1999 and 1998.






                                                                         Part I.
                                                                         Item 3.

--------------------------------------------------------------------------------
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted under the provisions of General Instruction H.

                                                                        Part II.
                                                               Other Information

Item 1.  Legal Proceedings

    There were no reportable events during the quarter ended June 30, 1999.

Item 2.  Changes in Securities

    Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

    Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

    Omitted under the provisions of General Instruction H.

Item 5.  Other Information

    There were no reportable events during the quarter ended June 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed as part of this report:

         (3.1)      Certificate  of  Incorporatio  of  Sprint  Spectrum  Finance
                    Corporation (incorporated by reference to Exhibit 3.3 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

         (3.2) Bylaws of Sprint Spectrum Finance Corporation (incorporated by reference to Exhibit 3.4 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

         (27)       Financial Data Schedule

                    (a)    June 30, 1999

(b)      Reports on Form 8-K

         Sprint Spectrum Finance Corporation filed a Current Report on Form 8-K dated June 13, 1999, in which it reported that Deloitte & Touche LLP, the independent auditors for Sprint Spectrum Holding Company, L.P., and its subsidiaries, including Sprint Spectrum Finance Corporation, had been replaced by Ernst & Young LLP.

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


Date:  August 16, 1999