Form 10-Q
period 1999-09-30
SPRINT SPECTRUM L P; SPRINT SPECTRUM FINANCE CORP
filed 1999-11-15
CIK 1015551, 1017358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     September 30, 1999
                          -----------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to

                                     333-06609-01
Commission file number               333-06609-02

                              SPRINT SPECTRUM L.P.
                      SPRINT SPECTRUM FINANCE CORPORATION
            (Exact name of registrant as specified in its charter)

                         DELAWARE                       48-1165245
                         DELAWARE                       43-1746537
              (State or other jurisdiction of         (IRS Employer
              incorporation or organization)       Identification Nos.)

          4900 Main Street, Kansas City, Missouri          64112
         (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code      (816) 559-1000
                                                    -----------------------

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

At November 1, 1999 the Sprint Spectrum Finance Corporation had 100 common shares outstanding.

Documents Incorporated by Reference:  None




Table of Contents

                                                                                                        Page
                                                                                                       Number
                                                                                                 -------------------

SPRINT SPECTRUM L.P.

Part I - Financial Information
          Item 1.  Financial Statements
                     Consolidated Statements of Operations                                               1
                     Consolidated Balance Sheets                                                         2
                     Consolidated Statements of Cash Flows                                               3
                     Consolidated Statements of Changes in Partners' Capital and Accumulated
                           Deficit                                                                       4
                     Condensed Notes to Consolidated Financial Statements                                5
          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                   7
          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            11

Part II - Other Information
          Item 1.  Legal Proceedings                                                                     11
          Item 2.  Changes in Securities                                                                 11
          Item 3.  Defaults Upon Senior Securities                                                       11
          Item 4.  Submission of Matters to a Vote of Security Holders                                   11
          Item 5.  Other Information                                                                     11
          Item 6.  Exhibits and Reports on Form 8-K                                                      11

Signature                                                                                                12

SPRINT SPECTRUM FINANCE CORPORATION

Part I - Financial Information
          Item 1.  Financial Statements
                     Balance Sheets                                                                      13
                     Notes to Financial Statements                                                       13
          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                   13
          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            13

Part II - Other Information
          Item 1.  Legal Proceedings                                                                     14
          Item 2.  Changes in Securities                                                                 14
          Item 3.  Defaults Upon Senior Securities                                                       14
          Item 4.  Submission of Matters to a Vote of Security Holders                                   14
          Item 5.  Other Information                                                                     14
          Item 6.  Exhibits and Reports on Form 8-K                                                      14

Signature                                                                                                15





                                                                                                             Part I.
                                                                                                             Item 1.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)                                               Sprint Spectrum L.P.
(millions)

--------------------------------------------- ----------------------------------- ----------------------------------
                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
--------------------------------------------- ----------------------------------- ----------------------------------
                                                      1999             1998              1999              1998
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                        $         574     $        246      $      1,505     $         583
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                       386              233             1,039               608
   Selling, general and administrative                  374              252             1,001               699
   Depreciation and amortization                        201              167               546               432
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                             961              652             2,586             1,739
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Loss                                         (387)            (406)           (1,081)           (1,156)

Interest expense                                       (136)            (112)             (385)             (287)
Other income, net                                         3                -                 8                 3
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Loss before Extraordinary Item                         (520)            (518)           (1,458)           (1,440)
Extraordinary item                                        -                -               (33)                -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Loss                                      $        (520)    $       (518)     $     (1,491)    $      (1,440)
                                              --- ------------- -- -------------- -- ------------- --- -------------






























  See accompanying Condensed Notes to Consolidated Financial Statements.




CONSOLIDATED BALANCE SHEETS                                                                    Sprint Spectrum L.P.
(millions)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                                                               September 30,      December 31, 1998
                                                                                   1999
--------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
    Assets
    Current assets
      Cash and equivalents                                                 $         11         $         70
      Accounts receivable, net of allowance for doubtful
        accounts of $34 and $16                                                     356                  226
      Affiliated receivables                                                         51                  248
      Inventories                                                                   274                   92
      Prepaids and other current assets                                              57                   26
--------------------------------------------------------------------------------------------------------------------
      Total current assets                                                          749                  662

    Property, plant and equipment
      Network equipment                                                           3,587                2,937
      Construction work in progress                                                 891                  619
      Buildings and leasehold improvements                                          803                  758
      Other                                                                         355                  258
--------------------------------------------------------------------------------------------------------------------
      Total property, plant and equipment                                         5,636                4,572
      Accumulated depreciation                                                   (1,261)                (772)
--------------------------------------------------------------------------------------------------------------------
      Net property, plant and equipment                                           4,375                3,800

    Intangible assets
      PCS licenses                                                                2,130                2,130
      Microwave relocation costs                                                    332                  299
--------------------------------------------------------------------------------------------------------------------
      Total intangible assets                                                     2,462                2,429
      Accumulated amortization                                                     (156)                (110)
--------------------------------------------------------------------------------------------------------------------
      Net intangible assets                                                       2,306                2,319
    Other assets                                                                     72                   45
--------------------------------------------------------------------------------------------------------------------

    Total                                                                  $      7,502         $      6,826
                                                                         -------------------------------------------

Liabilities and Partners' Capital and Accumulated Deficit
    Current liabilities
      Current maturities of long-term debt                                 $          5         $          5
      Accounts payable                                                              460                  320
      Affiliated payables to Sprint                                                 344                   31
      Construction obligations                                                      678                  593
      Accrued interest                                                              163                   69
      Accrued expenses and other current liabilities                                361                  386
--------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   2,011                1,404

    Long-term debt                                                                7,212                5,649

    Other noncurrent liabilities                                                     77                   81

    Partners' capital and accumulated deficit:
      Partners' capital                                                           3,691                3,690
      Accumulated deficit                                                        (5,489)              (3,998)
--------------------------------------------------------------------------------------------------------------------
      Total partners' capital and accumulated deficit                            (1,798)                (308)
--------------------------------------------------------------------------------------------------------------------

    Total                                                                  $      7,502         $      6,826
                                                                         -------------------------------------------






   See accompanying Condensed Notes to Consolidated Financial Statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                                 Sprint Spectrum L.P.
(millions)
------------------------------------------------------------------ ----------------- ----------------- ----------------
Year-to-Date September 30,                                                                 1999             1998
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net loss                                                                              $     (1,491)    $     (1,440)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                             546              432
     Extraordinary item                                                                         33                -
     Amortization of debt discount and issuance costs                                           44               40
     Changes in assets and liabilities:
       Accounts receivable, net                                                               (130)             (36)
       Affiliated receivables                                                                  197               14
       Inventories and other current assets                                                   (204)             (75)
       Accounts payable and other current liabilities                                          590              (35)
       Other, net                                                                               (4)              42
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by operating activities                                                         (419)          (1,058)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Investing Activities

Capital expenditures                                                                        (1,118)            (871)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities                                                       (1,118)            (871)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Financing Activities

Proceeds from long-term debt                                                                 3,638            1,735
Payments on long-term debt                                                                  (2,110)              (5)
Capital contributions                                                                            -              252
Other                                                                                          (50)               -
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash provided by financing activities                                                    1,478            1,982
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase (Decrease) in Cash and Equivalents                                                    (59)              53
Cash and Equivalents at Beginning of Period                                                     70               67
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $         11     $        120
                                                                                     --- ------------- -- -------------























   See accompanying Condensed Notes to Consolidated Financial Statements.




CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND ACCUMULATED DEFICIT                 Sprint Spectrum L.P.
(Unaudited)
(millions)
---------------------------------------------------------------------------------------------------------------------

                                                                      Partners'        Accumulated
                                                                       Capital           Deficit           Total
---------------------------------------------------------------------------------------------------------------------

Beginning 1999 balance                                            $    3,690        $   (3,998)      $     (308)
Net loss                                                                   -            (1,491)          (1,491)
Other, net                                                                 1                 -                1
---------------------------------------------------------------------------------------------------------------------

September 30, 1999 balance                                        $    3,691        $   (5,489)      $   (1,798)
                                                                 ----------------------------------------------------















































   See accompanying Condensed Notes to Consolidated Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL                   Sprint Spectrum L.P.
STATEMENTS (Unaudited)


The information in this Form 10-Q has been prepared according to Securities and Exchange Commission rules and regulations. In our opinion, the consolidated interim financial statements reflect all adjustments, consisting only of normal recurring accruals, needed to fairly present Sprint Spectrum L.P.'s consolidated financial position, results of operations and cash flows.

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

--------------------------------------------------------------------------------
1.  PCS Restructuring
--------------------------------------------------------------------------------

In November 1998, Sprint Corporation purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P.--Sprint Spectrum's general partner--and MinorCo, L.P.--Sprint Spectrum's limited partner--from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. At that time, Sprint created the Sprint PCS Group, which consists of Sprint's domestic wireless personal communication services (PCS) operations, including Sprint Spectrum.

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

--------------------------------------------------------------------------------
5.  Supplemental Cash Flows Information
--------------------------------------------------------------------------------

Sprint Spectrum's cash paid for interest, net of capitalized interest, totaled $216 million in the first nine months of 1999 and $116 million in the same 1998 period.

Sprint Spectrum's noncash activities included the following:

                                    Year-to-Date
                                   September 30,
                              -------------------------
                                  1999         1998
-------------------------------------------------------
                                     (millions)
Accrued interest converted
   to long-term debt          $      -    $     139
                              -------------------------
Noncash activity in
   partners' capital          $       1   $       -
                              -------------------------

--------------------------------------------------------------------------------

6. Subsequent Event
--------------------------------------------------------------------------------

In October 1999, Sprint announced a definitive merger agreement with MCI/WorldCom. The merger is subject to the approvals of Sprint and MCI/WorldCom stockholders as well as approvals from the Federal Communications Commission, the Justice Department, various state government bodies and foreign antitrust authorities. The companies anticipate that the merger will close in the second half of 2000.

                                                                         Part I.
                                                                         Item 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     Sprint Spectrum L.P.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

In November 1998, Sprint Corporation purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P.--Sprint
Spectrum's general partner--and MinorCo, L.P.--Sprint Spectrum's limited partner--from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. At that time, Sprint created the Sprint PCS Group, which consists of Sprint's domestic wireless personal communication services
(PCS) operations, including Sprint Spectrum.
--------------------------------------------------------------------------------

Recent Developments
--------------------------------------------------------------------------------

In October 1999, Sprint announced a definitive merger agreement with MCI/WorldCom. The merger is subject to the approvals of Sprint and MCI/WorldCom stockholders as well as approvals from the Federal Communications Commission
(FCC), the Justice Department, various state government bodies and foreign antitrust authorities. The companies anticipate that the merger will close in the second half of 2000.


--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
                                                    1999              1998                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $       574      $      246        $       328           133.3%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      386             233                153            65.7%
   Selling, general and administrative                 374             252                122            48.4%
   Depreciation and amortization                       201             167                 34            20.4%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                               961             652                309            47.4%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $      (387)     $     (406)       $        19             4.7%
                                               -- ------------- -- -------------- -- -------------

Operating loss before depreciation and
   amortization                                $      (186)     $     (239)       $        53            22.2%
                                               -- ------------- -- -------------- -- -------------



                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
                                                    1999              1998                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $     1,505      $      583        $       922           158.1%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,039             608                431            70.9%
   Selling, general and administrative               1,001             699                302            43.2%
   Depreciation and amortization                       546             432                114            26.4%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             2,586           1,739                847            48.7%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $    (1,081)     $   (1,156)       $        75             6.5%
                                               -- ------------- -- -------------- -- -------------

Operating loss before depreciation and
   amortization                                $      (535)     $     (724)       $       189            26.1%
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

Sprint Spectrum markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retailer, and the related service revenues generated by such sales, accounted for nearly 30% of net operating revenues in the 1999 third quarter and year-to-date periods.

Net Operating Revenues

Net operating revenues include subscriber revenues and sales of handsets and accessory equipment. Subscriber revenues consist of monthly recurring charges and usage charges. Net operating revenues increased 133% in the 1999 third quarter and 158% in the 1999 year-to-date period from the same 1998 periods reflecting an increased customer base over the past 12 months.

Approximately one-sixth of the 1999 third quarter and year-to-date net operating revenues and one-fifth of the 1998 third quarter and year-to-date net operating revenues were from sales of handsets and accessories. As part of Sprint Spectrum's marketing plans, handsets are normally sold at prices below Sprint Spectrum's cost.

Operating Expenses

Costs of services and products mainly includes handset and accessory costs, interconnection costs, and switch and cell site expenses. These costs increased 66% in the 1999 third quarter and 71% in the 1999 year-to-date period from the same 1998 periods reflecting the significant growth in customers and expanded market coverage, partly offset by a reduction in handset unit costs.

Selling, general and administrative (SG&A) expense mainly includes salary and benefit costs as well as marketing costs to promote products and services. SG&A expense increased 48% in the 1999 third quarter and 43% in the 1999 year-to-date period from the same 1998 periods reflecting an expanded workforce to support subscriber growth and increased marketing and selling costs. SG&A also includes costs related to Sprint Spectrum's efforts to achieve Year 2000 compliance.

Depreciation and amortization expense consists of depreciation of network assets and amortization of intangible assets. The intangible assets include PCS licenses, which are amortized over 40 years, and microwave relocation costs, which are amortized over the remaining life of the related PCS licenses. Depreciation and amortization expense increased 20% in the 1999 third quarter and 26% in the 1999 year-to-date period from the same 1998 periods reflecting depreciation of the network assets placed in service during 1999 and 1998.
--------------------------------------------------------------------------------

Interest Expense
--------------------------------------------------------------------------------

Interest expense increased 21% in the 1999 third quarter and 34% in the 1999 year-to-date periods from the same 1998 periods reflecting increased borrowings.

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

Sprint Spectrum has completed an inventory, assessment, renovation and testing of its computer systems, network elements, software applications, products and other business systems. Additional testing will continue for the remainder of the year to maintain Year 2000 readiness for all systems and networks. Substantially all of Sprint Spectrum's software applications and network elements have met its Year 2000 Program requirements and have been deployed. Sprint Spectrum is using both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 readiness. It expects Year 2000 compliance for all systems to be achieved in 1999.

Sprint Spectrum has also contacted others with whom it conducts business to receive the proper warranties and assurances that those third parties, including affiliates, are or will be Year 2000 compliant. Sprint Spectrum relies on third-party vendors for a significant portion of its important operating and computer system functions and is highly dependent on those third-party vendors to remediate and test network elements, computer systems, software applications and other business systems. However, Sprint Spectrum has reviewed test results provided by its vendors to help ensure Year 2000 compliance. In addition, Sprint Spectrum uses publicly available services that are acquired without contract, such as global positioning system timing signal, that may be affected by the Year 2000 issue. While Sprint Spectrum believes these publicly available systems will be Year 2000 compliant, it has no contractual or other right to force compliance.

Sprint Spectrum incurred approximately $40 million from inception through September 1999 for its Year 2000 remediation program and expects to incur approximately $10 million through the remainder of 1999. This program is designed to assure the proper functioning of critical and secondary elements for Year 2000 compliance. When this program is fulfilled, Sprint Spectrum has a high degree of confidence that elements within its control will function through the upcoming date changes. However, there is a remaining risk stemming from elements vulnerable to the Year 2000 problem which are beyond Sprint Spectrum's control. For example, Sprint Spectrum interconnects with numerous third party carriers and utilities. Sprint Spectrum has taken measures to assure that these third parties will continue to function through any date related difficulties, but ultimately Sprint Spectrum does not have control over their success. Sprint Spectrum is continuing to focus on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue.

Sprint Spectrum is evaluating events beyond its control that could occur before and after the arrival of the year 2000. Sprint Spectrum has reviewed its existing disaster recovery plans and developed additional contingency and business continuity plans to prepare for the year 2000. All of these plans were complete at the end of the third quarter. Sprint Spectrum will implement, if necessary, appropriate contingency and business continuity plans to mitigate to the extent possible the effects of any Year 2000 noncompliance.

Sprint Spectrum has reviewed the risks related to a worst case scenario that could result from a Year 2000 related failure. This scenario could result in a temporary disruption to normal business operations and could impact Sprint Spectrum's financial performance. Based upon the work completed to date, Sprint Spectrum believes that such an occurrence is unlikely. Nevertheless, certain elements related to the Year 2000 readiness of suppliers, utilities, interconnecting carriers and customers are beyond Sprint Spectrum's control and could fail. At this point, Sprint Spectrum does not believe that the failure of such elements could cause a major breakdown within its normal operations.

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


     -   the ability of Sprint Spectrum to grow its market presence;
     - the impact of any unusual items resulting from ongoing evaluations of Sprint Spectrum's business strategies;
     -   unexpected results of litigation filed against Sprint  Spectrum;
     -   the impact of the Year 2000 issue and any related noncompliance;
     - the possibility of one or more of the markets in which Sprint Spectrum competes being impacted by changes in economic or other factors such as legal and regulatory changes or other external factors over which Sprint Spectrum has no control; and
     - the possibility that relationships with customers, governments, partners and employees may be affected because of uncertainty surrounding Sprint as a result of its entering into a merger agreement with MCI/WorldCom.

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

                                                                        Part II.
                                                               Other Information

Item 1.  Legal Proceedings

    There were no reportable events during the quarter ended September 30, 1999.

Item 2.  Changes in Securities

    Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

    Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

    Omitted under the provisions of General Instruction H.

Item 5.  Other Information

    There were no reportable events during the quarter ended September 30, 1999.

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

         (27)     Financial Data Schedule

                  (a) September 30, 1999

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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


Date:  November 12, 1999



                                                                                                             Part I.
                                                                                                             Item 1.
Sprint Spectrum Finance Corporation
--------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS (Unaudited)

                                                                                     September 30,   December 31,
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

                                                                        Part II.
                                                               Other Information

Item 1.  Legal Proceedings

    There were no reportable events during the quarter ended September 30, 1999.

Item 2.  Changes in Securities

    Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

    Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

    Omitted under the provisions of General Instruction H.

Item 5.  Other Information

    There were no reportable events during the quarter ended September 30, 1999.

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

         (27)       Financial Data Schedule

                    (a)    September 30, 1999

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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


Date:  November 12, 1999