Form 10-K405
period 1999-12-31
SPRINT SPECTRUM L P; SPRINT SPECTRUM FINANCE CORP
filed 2000-03-30
CIK 1015551, 1017358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At March 1, 2000 Sprint Spectrum Finance Corporation had 100 common shares outstanding.

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

Sprint Spectrum is a provider of wireless personal communication services (PCS) in the United States. It has the largest PCS license coverage of population equivalents (Pops) of any U.S. PCS company. Sprint Spectrum's 30 wholly owned markets cover 156 million Pops and include the New York, San Francisco, Detroit, Dallas/Fort Worth and Boston/Providence major trading areas. Sprint Spectrum, together with certain affiliates, has licenses to provide service to more than 270 million people in all 50 states, Puerto Rico and the U.S. Virgin Islands.

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

--------------------------------------------------------------------------------
Item 2.  Properties
--------------------------------------------------------------------------------

Sprint Spectrum's properties consist mainly of network equipment, construction work in progress and buildings and leasehold improvements. The following table summarizes Sprint Spectrum's major assets as a percentage of total property, plant and equipment at year-end 1999.

Property, plant and equipment
   Network equipment                              61.5%
   Buildings and leasehold improvements           14.0%
   Construction work in progress                  18.4%
   Other                                           6.1%
-------------------------------------------- -------------

                                                 100.0%
                                             -------------


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

Part II

--------------------------------------------------------------------------------
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

At year-end 1999, Sprint Spectrum had no common equity and there is no market for the common equity of FinCo.

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

--------------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

For information required by Item 7, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Financial Statements and Financial Statement Schedule filed as part of this document and incorporated by reference herein.

--------------------------------------------------------------------------------
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------

Sprint  Spectrum's  exposure  to  market   risk--through   derivative  financial
instruments and other financial instruments, such as long-term debt, from changes in interest rates--is not material.


--------------------------------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

For information required by Item 8, refer to Sprint Spectrum's consolidated financial statements and FinCo's financial statements, included in the Financial Statements and Financial Statement Schedule sections, filed as part of this document and incorporated by reference herein.
--------------------------------------------------------------------------------
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

As previously reported in Sprint Spectrum's Current Report on Form 8-K dated June 13, 1999, as amended, Deloitte & Touche LLP, the independent auditors for Sprint Spectrum Holding Company, L.P., and its subsidiaries, including Sprint Spectrum, was replaced by Ernst & Young LLP.

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

         (3.3) First  Amendment to Agreement  of Limited  Partnership  of Sprint
               Spectrum L.P., effective as of February 29, 2000.

         (3.4) Certificate  of   Incorporation   of  Sprint   Spectrum   Finance
               Corporation (incorporated by reference to Exhibit 3.3 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

         (3.5) Bylaws of Sprint Spectrum  Finance  Corporation  (incorporated by reference to Exhibit 3.4 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

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

         Executive Compensation Arrangements

         (10.1)Employment  Agreement dated as of July 29, 1996,  between  Sprint
               Spectrum Holding Company, L.P. and Andrew Sukawaty (incorporated by reference to Exhibit 10.20 to Amendment No. 4 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on August 12, 1996).

         (10.2)Employment  Agreement  dated  as of September  29, 1995,  between
               Sprint Spectrum Holding Company, L.P. and Joseph M. Gensheimer (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on July 30, 1996).

         (10.3)Employment  Agreement  dated January 21, 1997,   between   Sprint
               Spectrum L.P. and Charles E. Levine (incorporated by reference to
               Exhibit 10.4 to Sprint Spectrum's Form 10-Q for the quarter ended March 31, 1997 filed on May 13, 1997).

         (27)  Financial Data Schedules
                 (a) Sprint Spectrum  L.P.
                 (b) Sprint Spectrum Finance Corporation

Sprint Spectrum will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments (other than those listed above) defining the rights of holders of its long-term debt.

(b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed in the 1999 fourth quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SPRINT SPECTRUM L.P.
                             ---------------------------------------------------
                             (Registrant)


                             /s/  Andrew Sukawaty
                             ---------------------------------------------------
                             Andrew Sukawaty
                             President

Date:  March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2000.


                             /s/  Andrew Sukawaty
                             ---------------------------------------------------
                             Andrew Sukawaty
                             President
                             (Principal Executive Officer)


                             /s/  William J. Gunter
                             ---------------------------------------------------
                             William J. Gunter
                             Senior Vice President and Chief Financial Officer (Principal Financial Officer)


                             /s/  Eric R. Slusser
                             ---------------------------------------------------
                             Eric R. Slusser
                             Controller

SIGNATURES

                             SPRINT SPECTRUM L.P.
                             ---------------------------------------------------
                             (Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2000.

                             /s/  J. Richard Devlin
                             ---------------------------------------------------
                             J. Richard Devlin, Director
                             SWV Six, Inc., a general partner of Sprint Spectrum Holding Company, L.P., a limited partnership that is general partner of Sprint Spectrum L.P.


                             /s/  Don A. Jensen
                             ---------------------------------------------------
                             Don A. Jensen, Director
                             SWV Six, Inc., a general partner of Sprint Spectrum Holding Company, L.P., a limited partnership that is general partner of Sprint Spectrum L.P.


                             /s/  Arthur B. Krause,
                             ---------------------------------------------------
                             Arthur B. Krause, Director
                             SWV Six, Inc., a general partner of Sprint Spectrum Holding Company, L.P., a limited partnership that is general partner of Sprint Spectrum L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SPRINT SPECTRUM FINANCE CORPORATION
                             ---------------------------------------------------
                             (Registrant)



                             /s/  Andrew Sukawaty
                             ---------------------------------------------------
                             Andrew Sukawaty
                             President


Date:  March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2000.



                             /s/  Andrew Sukawaty
                             ---------------------------------------------------
                             Andrew Sukawaty
                             President
                             (Principal Executive Officer)


                             /s/  William J. Gunter
                             ---------------------------------------------------
                             William J. Gunter
                             Senior Vice President and Chief Financial Officer (Principal Financial Officer)


                             /s/  Eric R. Slusser
                             ---------------------------------------------------
                             Eric R. Slusser
                             Controller


                             /s/  Michael T. Hyde
                             ---------------------------------------------------
                             Michael T. Hyde
                             Director


                             /s/  Don A. Jensen
                             ---------------------------------------------------
                             Don A. Jensen
                             Director


                             /s/  Laura L. Ozenberger
                             ---------------------------------------------------
                             Laura L. Ozenberger
                             Director



                          INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                                                        Page
                                                                                                     Reference
                                                                                                 -------------------

SPRINT SPECTRUM L.P.

Management's Discussion and Analysis of Financial Condition and Results of Operations                   F-2

Consolidated Financial Statements
     Report of Independent Auditors                                                                     F-4
     Consolidated Statements of Operations                                                              F-6
     Consolidated Balance Sheets                                                                        F-7
     Consolidated Statements of Cash Flows                                                              F-8
     Consolidated Statements of Changes in Partners' Capital                                            F-9
     Notes to Consolidated Financial Statements                                                         F-10

Financial Statement Schedule
     Schedule II                                                                                        F-16


SPRINT SPECTRUM FINANCE CORPORATION

Management's Discussion and Analysis of Financial Condition and Results of Operations                   F-17

Financial Statements
     Statements of Operations                                                                           F-18
     Balance Sheets                                                                                     F-18
     Statements of Cash Flows                                                                           F-18
     Note to Financial Statements                                                                       F-19


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS               Sprint Spectrum L.P.

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

Sprint Spectrum L.P., with its wholly owned subsidiaries (Sprint Spectrum), began commercial code division multiple access operations late in the 1996 fourth quarter. Sprint Spectrum is wholly owned by Sprint Corporation (Sprint).

In October  1999,  Sprint  announced  a  definitive  merger  agreement  with MCI
WorldCom. The merger is subject to the approvals of Sprint and MCI WorldCom shareholders as well as approvals from the Federal Communications Commission, the Justice Department, various state government bodies and foreign antitrust authorities. The companies anticipate that the merger will close in the second half of 2000.

In November 1998, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. (Holdings) and MinorCo, L.P. from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. At that time, Sprint created the Sprint PCS Group, which consists of Sprint's domestic personal communication services (PCS), including Sprint Spectrum.

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

     - the costs and business risks related to entering and expanding new markets necessary to provide seamless services and new services;

     - the ability of Sprint Spectrum to continue to grow a significant market presence;

     - the impact of any unusual items resulting from ongoing evaluations of Sprint Spectrum's business strategies;

     -    unexpected results of litigation filed against Sprint Spectrum;

     - uncertainties associated with the pending merger of Sprint and MCI WorldCom;

     - the possibility of one or more of the markets in which Sprint Spectrum competes being affected by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sprint Spectrum has no control; and

     - other risks referenced from time to time in Sprint's or Sprint Spectrum's filings with the Securities and Exchange Commission.

The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout MD&A. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Sprint Spectrum is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

-------------------------------------------------------
                                   1999        1998
-------------------------------------------------------
                                     (millions)

Net operating revenues         $   2,138   $     910
-------------------------------------------------------

Operating expenses
   Costs of services and
     products                      1,451         925
   Selling, general and
     administrative                1,382       1,012
   Depreciation and
     amortization                    747         592
-------------------------------------------------------
Total operating expenses           3,580       2,529
-------------------------------------------------------

Operating loss                 $  (1,442)  $  (1,619)
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

Sprint Spectrum markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for roughly one-fourth of net operating revenues in 1999 and 1998.

Net Operating Revenues

Net operating revenues include subscriber revenues and sales of handsets and accessory equipment. Subscriber revenues consist of monthly recurring charges and usage charges. Net operating revenues increased 135% in 1999, mainly reflecting the launch of new markets and the addition of customers in 1999.

Average monthly service revenue per user (ARPU) has decreased due to a wider acceptance of lower-priced, bundled minute rate plans.

Approximately 20% of 1999 and 1998 net operating revenues were from sales of handsets and accessories. As part of Sprint Spectrum's marketing plans, handsets are normally sold at prices below Sprint Spectrum's cost.

Average monthly customer churn rates have remained consistent during 1999 and 1998 in the mid 3% range.

Operating Expenses

Costs of services and products mainly includes handset and accessory costs, switch and cell site expenses and other network-related costs. These costs increased 57% in 1999 driven by the significant growth in customers and the expanded market coverage.

Selling, general and administrative (SG&A) expense mainly includes marketing costs to promote products and services as well as salary and benefit costs. SG&A expense increased 37% in 1999 reflecting an expanded workforce to support subscriber growth and increased marketing and selling costs.

Acquisition costs per gross customer addition, including equipment subsidies and marketing costs, have improved from the high-$500 range in 1998 to the low-$400 range in 1999. Lower handset unit costs and scale benefits from greater customer additions have contributed to the improvement.

Cash cost per user (CCPU) consists of costs of service revenues, service delivery and other general and administrative costs. CCPU decreased approximately one-third in 1999 compared to 1998. The improvements reflect good expense management and scale benefits resulting from the increased customer base.

Depreciation and amortization expense, which increased 26% in 1999, consists mainly of depreciation of network assets and amortization of intangible assets. The intangible assets include PCS licenses, which are being amortized over 40 years, and microwave relocation costs, which are amortized over the remaining life of the related PCS licenses. The increase in depreciation and amortization expense reflects an increased property base.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Sprint Spectrum's effective interest rate on long-term debt was 9.0% in 1999 and 9.4% in 1998. The decrease in the effective interest rate mainly reflects increased borrowings with lower interest rates.

Extraordinary Items

In 1999, Sprint Spectrum terminated its revolving credit facilities and repaid, prior to scheduled maturities, the related outstanding balance of $1.7 billion. These facilities had interest rates ranging from 5.6% to 6.3%. These repayments resulted in a $33 million extraordinary loss. These short-term borrowings were repaid with proceeds from long-term financing provided by Sprint.

In 1998, Sprint Spectrum redeemed, prior to scheduled maturities, $2.9 billion of vendor financing and term loans with a weighted average interest rate of 8.4%. This resulted in a $43 million extraordinary loss. The debt was repaid using proceeds from senior notes allocated from Sprint.

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

--------------------------------------------------------------------------------
Year 2000 Issue
--------------------------------------------------------------------------------

Sprint Spectrum successfully completed its Year 2000 readiness work and passed through the January 1, 2000 rollover event while encountering no customer-affecting outages or business interruptions. Since the inception of Sprint Spectrum's Year 2000 readiness program through December 31, 1999, Sprint Spectrum incurred approximately $45 million of costs associated with its Year 2000 readiness program. Sprint Spectrum does not expect to incur any significant additional expenditures related to the Year 2000 issue.

--------------------------------------------------------------------------------
Recently Issued Accounting Pronouncement
--------------------------------------------------------------------------------

See Note 7 of Notes to Consolidated Financial Statements for a discussion of a recently issued accounting pronouncement.

REPORT OF INDEPENDENT AUDITORS

Partners of Sprint Spectrum L.P.

We have audited the accompanying consolidated balance sheet of Sprint Spectrum L.P. and subsidiaries (Sprint Spectrum) as of December 31, 1999, and the related consolidated statements of operations, cash flows and changes in partners' capital for the year then ended. Our audit also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule. These financial statements and schedule are the responsibility of Sprint Spectrum's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sprint Spectrum L.P. and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               Ernst & Young LLP

Kansas City, Missouri
February 1, 2000

REPORT OF INDEPENDENT AUDITORS

Partners of Sprint Spectrum L.P.

We have audited the accompanying consolidated balance sheets of Sprint Spectrum L.P. and subsidiaries (Sprint Spectrum) as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital and cash flows for the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule (Schedule II). These financial statements and Schedule II are the responsibility of Sprint Spectrum's management. Our responsibility is to express an opinion on these consolidated financial statements and Schedule II based on our audits.

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


In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sprint Spectrum L.P. and subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                           Deloitte & Touche LLP

Kansas City, Missouri
February 2, 1999



CONSOLIDATED STATEMENTS OF OPERATIONS                                                          Sprint Spectrum L.P.
(millions)
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                    1999           1998            1997
-------------------------------------------------------------------------------------------------------------------

Net Operating Revenues                                                $     2,138     $      910      $      235
-------------------------------------------------------------------------------------------------------------------

Operating Expenses
      Costs of services and products                                        1,451            925             541
      Selling, general and administrative                                   1,382          1,012             689
      Depreciation and amortization                                           747            592             304
-------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                              3,580          2,529           1,534
-------------------------------------------------------------------------------------------------------------------

Operating Loss                                                             (1,442)        (1,619)         (1,299)

Interest expense                                                             (536)          (387)           (118)
Other income, net                                                              13             10              10
-------------------------------------------------------------------------------------------------------------------

Loss before Extraordinary Items                                            (1,965)        (1,996)         (1,407)
Extraordinary items                                                           (33)           (43)              -
-------------------------------------------------------------------------------------------------------------------

Net Loss                                                              $    (1,998)   $    (2,039)    $    (1,407)
                                                                     ----------------------------------------------










                           See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED BALANCE SHEETS                                                                         Sprint Spectrum L.P.
(millions)
-------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                 1999              1998
-------------------------------------------------------------------------------------------------------------------------

    Assets
    Current assets
      Cash and equivalents                                                             $         16      $         70
      Accounts receivable, net of allowance for doubtful
        accounts of $36 and $16                                                                 361               226
      Affiliate receivable                                                                      142               248
      Inventories                                                                               310                92
      Prepaid expenses and other assets                                                          54                26
-------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                      883               662

    Property, plant and equipment
      Network equipment                                                                       3,838             2,937
      Construction work in progress                                                           1,151               619
      Buildings and leasehold improvements                                                      873               758
      Other                                                                                     381               258
-------------------------------------------------------------------------------------------------------------------------
      Total property, plant and equipment                                                     6,243             4,572
      Accumulated depreciation                                                               (1,447)             (772)
-------------------------------------------------------------------------------------------------------------------------
      Net property, plant and equipment                                                       4,796             3,800

    Intangible assets
      PCS licenses                                                                            2,137             2,130
      Microwave relocation costs                                                                314               299
-------------------------------------------------------------------------------------------------------------------------
      Total intangible assets                                                                 2,451             2,429
      Accumulated amortization                                                                 (171)             (110)
-------------------------------------------------------------------------------------------------------------------------
      Net intangible assets                                                                   2,280             2,319
    Other assets                                                                                 71                45
-------------------------------------------------------------------------------------------------------------------------

    Total                                                                              $      8,030      $      6,826
                                                                                      -----------------------------------

Liabilities and Partners' Capital
    Current liabilities
      Current maturities of long-term debt                                             $          5      $          5
      Accounts payable                                                                          418               320
      Affiliated payables to Sprint                                                             274                31
      Construction obligations                                                                  664               593
      Accrued advertising                                                                        97                84
      Accrued expenses and other current liabilities                                            405               371
-------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                               1,863             1,404

    Long-term debt                                                                            7,960             5,649

    Other noncurrent liabilities                                                                 89                81

    Partners' capital and accumulated deficit:
      Partners' capital                                                                       4,114             3,690
      Accumulated deficit                                                                    (5,996)           (3,998)
-------------------------------------------------------------------------------------------------------------------------
      Total partners' capital and accumulated deficit                                        (1,882)             (308)
-------------------------------------------------------------------------------------------------------------------------

    Total                                                                              $      8,030      $      6,826
                                                                                      -----------------------------------







                           See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS                                                             Sprint Spectrum L.P.
(millions)
------------------------------------------------------------------ ----------------- ----------------- ----------------
Years Ended December 31,                                                 1999              1998             1997
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net loss                                                            $     (1,998)     $     (2,039)    $     (1,407)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                           747               592              304
     Extraordinary loss                                                       33                43                -
     Amortization of debt discount and issuance costs                         56                54               48
     Changes in assets and liabilities:
       Receivables                                                           (35)             (272)            (184)
       Inventories and other current assets                                 (232)                9              (35)
       Accounts payable and accrued expenses                                 428               241              392
       Other noncurrent assets and liabilities                                34                25               38
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by operating activities                                       (967)           (1,347)            (844)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Investing Activities

Capital expenditures                                                      (1,712)           (1,248)          (2,096)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities                                     (1,712)           (1,248)          (2,096)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Financing Activities

Proceeds from long-term debt                                               4,074             5,234            2,316
Payments on long-term debt                                                (1,875)           (2,889)              (3)
Partner capital contributions                                                426               253              664
Other                                                                          -                 -              (20)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash provided by financing activities                                  2,625             2,598            2,957
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase (Decrease) in Cash and Equivalents                                  (54)                3               17
Cash and Equivalents at Beginning of Year                                     70                67               50
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Year                                 $         16      $         70     $         67
                                                                   --- ------------- --- ------------- -- -------------
























                           See accompanying Notes to Consolidated Financial Statements.

                                         F-8



CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL                                         Sprint Spectrum L.P.
(millions)
---------------------------------------------------------------------------------------------------------------------

                                                                      Partners'        Accumulated
                                                                       Capital           Deficit           Total
---------------------------------------------------------------------------------------------------------------------

Beginning 1997 balance                                            $    2,767        $     (552)      $    2,215
Capital contributions                                                    670                 -              670
Net loss                                                                   -            (1,407)          (1,407)
---------------------------------------------------------------------------------------------------------------------

Ending 1997 balance                                                    3,437            (1,959)           1,478
Capital contributions                                                    253                 -              253
Net loss                                                                   -            (2,039)          (2,039)
---------------------------------------------------------------------------------------------------------------------

Ending 1998 balance                                                    3,690            (3,998)            (308)
Capital contributions                                                    426                 -              426
Net loss                                                                   -            (1,998)          (1,998)
Other, net                                                                (2)                -               (2)
---------------------------------------------------------------------------------------------------------------------

Ending 1999 balance                                               $    4,114        $   (5,996)      $   (1,882)
                                                                 ----------------------------------------------------

























                           See accompanying Notes to Consolidated Financial Statements.

                                         F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  Sprint Spectrum L.P.

--------------------------------------------------------------------------------
1.  General
--------------------------------------------------------------------------------

Sprint Spectrum L.P., with its wholly owned subsidiaries (Sprint Spectrum), began commercial code division multiple access operations late in the 1996 fourth quarter. Sprint Spectrum is wholly owned by Sprint Corporation (Sprint).

In October  1999,  Sprint  announced  a  definitive  merger  agreement  with MCI
WorldCom. The merger is subject to the approvals of Sprint and MCI WorldCom shareholders as well as approvals from the Federal Communications Commission, the Justice Department, various state government bodies and foreign antitrust authorities. The companies anticipate the merger will close in the second half of 2000.

In November 1998, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. (Holdings) and MinorCo, L.P. from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. This transaction is referred to as the PCS Restructuring. At that time, Sprint created the Sprint PCS Group, which consists of Sprint's domestic wireless personal communication services (PCS). The Sprint PCS Group includes Sprint Spectrum, American PCS, L.P. (APC), PhillieCo, L.P. (PhillieCo), SprintCom, Inc. (SprintCom) and Cox Communications PCS, L.P. (Cox PCS).

Sprint's PCS stock, a separate class of Sprint common stock, is intended to reflect the performance of the PCS Group.

--------------------------------------------------------------------------------
2.  Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Sprint Spectrum and its subsidiaries.

The consolidated financial statements are prepared using accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or partners' capital as previously reported.

Allocation of Shared Services

Sprint directly assigns, where possible, certain general and administrative costs to Sprint Spectrum based on its actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses indirect methods, including time studies, to estimate the assignment of costs to Sprint Spectrum. Sprint believes that the costs allocated are comparable to the costs that would be incurred if Sprint Spectrum would have been operating on a stand-alone basis. The allocation of shared services may change at the discretion of Sprint.

Allocation of Financing

Financing activities for Sprint Spectrum are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of Sprint Spectrum is specifically allocated to and reflected in Sprint Spectrum's consolidated financial statements. Interest expense is allocated to Sprint Spectrum based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guaranty by Sprint.

Under Sprint's centralized cash management program, Sprint or Sprint Spectrum may advance funds to each other. These advances are accounted for as short-term borrowings between the companies and bear interest at a market rate that is substantially equal to the rate that the companies would be able to obtain from third parties on a short-term basis.

The allocation of financing may change at the discretion of Sprint.

Income Taxes

Sprint Spectrum has not provided for federal or state income taxes since taxes are the responsibility of the partners.

Revenue Recognition

Sprint Spectrum recognizes operating revenues as services are rendered or as products are delivered to customers. Sprint Spectrum records operating revenues net of an estimate for uncollectible accounts.

Cash and Equivalents

Cash equivalents generally include highly liquid investments with original maturities of three months or less. They are stated at cost, which approximates market value. Sprint Spectrum uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks in excess of cash balances were included in accounts payable. These amounts totaled $22 million at year-end 1999 and $49 million at year-end 1998. Sprint Spectrum had sufficient funds available to fund these outstanding checks when they were presented for payment.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out method) or replacement value.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Generally, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized. Property, plant and equipment is depreciated on a straight-line basis over estimated economic useful lives. Repair and maintenance costs are expensed as incurred.

Capitalized Interest

Sprint Spectrum capitalizes interest costs related to network buildout and PCS licenses. Interest capitalized totaled $71 million in 1999, $36 million in 1998 and $97 million in 1997.

Intangible Assets

Sprint Spectrum evaluates the recoverability of intangible assets when events or circumstances indicate that such assets might be impaired. Sprint Spectrum determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying value. In the event impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

PCS Licenses

Sprint Spectrum acquired licenses from the Federal Communications Commission to operate as a PCS service provider. These licenses are granted for up to 10-year terms with renewals for additional 10-year terms if license obligations are met. These licenses are recorded at cost and are amortized on a straight-line basis over 40 years when service begins in a specific geographic area. Accumulated amortization totaled $152 million at year-end 1999 and $98 million at year-end 1998.

Microwave Relocation Costs

Sprint Spectrum has incurred costs related to microwave relocation in constructing the PCS network. Microwave relocation costs are being amortized over the remaining lives of the PCS licenses. Accumulated amortization totaled $19 million at year-end 1999 and $12 million at year-end 1998.

Trademark Agreement

Sprint(R) is a registered trademark of Sprint and Sprint PCS(SM) is a registered service mark of Sprint. Sprint Spectrum uses these on a royalty-free basis under trademark license agreements.

--------------------------------------------------------------------------------
3.  Employee Benefit Plans
--------------------------------------------------------------------------------

Defined Benefit Pension Plan

Effective January 1999, most Sprint Spectrum employees became eligible to participate in Sprint's pension plans. Pension benefits are based on years of service and the participants' compensation.

Sprint's policy is to make plan contributions equal to an actuarially determined amount consistent with federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so benefits are fully funded at retirement.

Amounts included in the Consolidated Balance Sheets for the plan were accrued pension costs of approximately $5 million at year-end 1999.

Net pension costs are determined for Sprint Spectrum based on a direct calculation of service costs. Sprint Spectrum recorded net pension costs of approximately $5 million in 1999.

Defined Contribution Plan

Prior to January 1999, Sprint Spectrum sponsored a savings and retirement program for certain employees. Sprint Spectrum matched contributions equal to 50% of the contribution of each participant, up to the first 6% of compensation that the employee elected to contribute. Expense under the savings plan was $6 million in 1998 and $5 million in 1997. Effective January 1999, Sprint Spectrum employees began making contributions to Sprint's defined contribution plan. The existing assets of the Sprint Spectrum savings plan were rolled over to Sprint's defined contribution plan in early 1999. Sprint Spectrum recorded approximately $10 million of expense in 1999 for matching contributions to the Sprint defined contribution plans.

Postretirement Benefits

Effective January 1999, most Sprint Spectrum employees also became eligible for postretirement benefits (principally medical and life insurance benefits). Retiring employees are eligible for benefits on a shared-cost basis. Sprint funds the accrued costs as benefits are paid.

Amounts included in the Consolidated Balance Sheets at year-end were accrued net postretirement benefits costs of $1 million in 1999.

Net postretirement benefits costs are determined for Sprint Spectrum based on a direct calculation of service costs. Sprint Spectrum recorded net postretirement benefits costs of $1 million in 1999.

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

In 1999, Sprint began issuing the shares and options have become exercisable, based on the vesting requirements of the converted units.

--------------------------------------------------------------------------------
4.  Long term Debt
--------------------------------------------------------------------------------


Sprint Spectrum's long-term debt at year-end was as follows:

------------------------------------------------------------------------------------------------------------------

                                                                 Maturing             1999              1998
------------------------------------------------------------------------------------------------------------------
                                                                                            (millions)
Senior notes
    7.6% to 9.5% (1)                                           2004 to 2028    $     5,331      $      2,925
    11.0% to 12.5%                                             2001 to 2006            661               614
Notes payable and commercial paper (1)                              -                1,124               235
Revolving credit facilities
    Variable rates                                                  -                    -             1,695
Intercompany notes with Sprint
    7.8%                                                       2001 to 2006            844               180
Other
    6.5%                                                           2000                  5                 5
------------------------------------------------------------------------------------------------------------------
                                                                                     7,965             5,654
Less:  current maturities                                                                5                 5
------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                 $     7,960      $      5,649
                                                                               -----------------------------------

(1) These  borrowings were incurred by Sprint and allocated to Sprint  Spectrum.
    See Note 2 for a more detailed description of how Sprint allocates financing to Sprint Spectrum.


Scheduled principal payments, excluding reclassified short-term borrowings, during each of the next five years are as follows:

------------------------------------------------------
                                         (millions)
2000                                  $          5
2001                                           192
2002                                             -
2003                                             -
2004                                         1,406
------------------------------------------------------


Short-term Borrowings

Sprint allocated a portion of its notes payable and commercial paper to Sprint Spectrum. Though Sprint's borrowings are renewable at various dates throughout the year, they were classified as long-term debt because of Sprint's intent and ability, through unused credit facilities, to refinance these borrowings on a long-term basis. The weighted average interest rate charged to Sprint Spectrum was 7.8% at year-end 1999 and 6.9% at year-end 1998.

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

Long-term Debt

In 1998, Sprint Spectrum redeemed, prior to scheduled maturities, $2.9 billion of vendor financing and term loans with a weighted average interest rate of 8.4%. This resulted in a $43 million extraordinary loss. The debt was repaid using proceeds from senior notes allocated from Sprint.

In 1999, Sprint Spectrum used the proceeds from debt allocated from Sprint and other borrowings from Sprint to fund new capital investments and to fund operating losses and working capital requirements. See Note 6 "Related Party Transactions" for a discussion of notes payable to Sprint.

Sprint Spectrum's Senior Discount notes are recorded net of unamortized discounts totaling $89 million at year-end 1999 and $136 million at year-end 1998.

Other

Sprint Spectrum had complied with all restrictive or financial covenants relating to its debt arrangements at year-end 1999.

Sprint Spectrum estimates the fair value of its long-term debt using available market information and appropriate valuation methodologies. As a result, the following estimates do not necessarily represent the values Sprint Spectrum could realize in a current market exchange. Although management is not aware of any factors that would affect the year-end 1999 estimated fair values, those amounts have not been comprehensively revalued for purposes of these financial statements since that date. Therefore, estimates of fair value after year-end 1999 may differ significantly.

The estimated fair value of Sprint Spectrum's long-term debt is based on quoted market prices for publicly traded issues. The estimated fair value of all other issues is based on the present value of estimated future cash flows using a discount rate based on the risks involved. The estimated fair value of Sprint Spectrum's long-term debt was $7.8 billion at year-end 1999 and $5.9 billion at year-end 1998.

In 1998, Sprint deferred losses from the termination of interest rate swap agreements used to hedge a portion of a $5.0 billion debt offering. A portion of these losses totaling $65 million were allocated to Sprint Spectrum and are being amortized to interest expense using the effective interest method over the term of the debt. At year-end 1999, Sprint Spectrum's share of the remaining unamortized deferred loss totaled $59 million.

--------------------------------------------------------------------------------
5.  Commitments and Contingencies
--------------------------------------------------------------------------------

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

Operating Leases

Minimum rental commitments at year-end 1999 for all noncancelable operating leases, consisting mainly of leases for cell and switch sites and office space, are as follows:

------------------------------------------------------
                                         (millions)

2000                                  $       145
2001                                          106
2002                                           63
2003                                           39
2004                                           17
Thereafter                                     39
------------------------------------------------------


Gross rental expense totaled $172 million in 1999, $139 million in 1998 and $81 million in 1997. Rental commitments for subleases were not significant. The table excludes renewal options related to certain cell and switch site leases. These renewal options generally have five-year terms and may be exercised from time to time.

--------------------------------------------------------------------------------
6.  Additional Financial Information
--------------------------------------------------------------------------------

Supplemental Cash Flows Information

Sprint Spectrum paid cash for interest, net of capitalized interest, totaling $455 million in 1999, $189 million in 1998 and $33 million in 1997.

Noncash activities for Sprint Spectrum included the following:

--------------------------------------------------------
                          1999       1998       1997
--------------------------------------------------------
                                 (millions)
Accrued interest
   converted to
   long-term debt    $        -  $     154    $    52
                     -----------------------------------


Related Party Transactions

Sprint

Sprint Spectrum is using Sprint's long distance division as its interexchange carrier and purchasing wholesale long distance for resale to its customers. Additionally, Sprint provided Sprint Spectrum with telemarketing services and various other goods and services. Charges to Sprint Spectrum for these items totaled $164 million in 1999, $125 million in 1998 and $61 million in 1997.

Sprint provided management, printing, mailing and warehousing services to Sprint Spectrum totaling $40 million in 1999, $25 million in 1998 and $11 million in 1997.

Sprint Spectrum had borrowings allocated from Sprint totaling $6.5 billion at year-end 1999 and $3.2 billion at year-end 1998. The difference between Sprint's actual interest costs and the interest costs charged to Sprint Spectrum on allocated debt totaled $108 million in 1999 and $9 million in 1998. See Note 2 for a more detailed description of how Sprint allocates financing to Sprint Spectrum.

Sprint had an investment in Sprint Spectrum's Senior Discount notes totaling $150 million at year-end 1999 and $134 million at year-end 1998. The related interest expense totaled $16 million in 1999, $15 million in 1998 and $14 million in 1997.

Sprint loaned Sprint Spectrum $844 million in 1999, $180 million in 1998 and $300 million in 1997. Sprint Spectrum repaid $180 million in 1999 and $300 million in 1998. Interest expense related to these borrowings totaled $60 million in 1999, $26 million in 1998 and $6 million in 1997.

APC

APC reimburses Sprint Spectrum for certain allocated costs. APC provides PCS services in the Washington, DC - Baltimore major trading area (MTA). In addition, APC pays affiliation fees to Sprint Spectrum. Reimbursement costs totaled $60 million in 1999, $15 million in 1998 and $14 million in 1997. Sprint Spectrum earned $6 million in 1999 and $4 million in both 1998 and 1997 for affiliation fees. Sprint Spectrum had a receivable from APC totaling $8 million at year-end 1999 and $72 million at year-end 1998.

PhillieCo

Sprint Spectrum provides various services and charges affiliation fees to PhillieCo, which provides PCS services in the Philadelphia MTA. These charges totaled $47 million in 1999, $21 million in 1998 and $37 million in 1997. Sprint Spectrum had a receivable from PhillieCo totaling $5 million at year-end 1999 and $6 million at year-end 1998.

SprintCom

In 1997, Sprint Spectrum began building the PCS network for SprintCom. These services include engineering, management, purchasing, accounting and other related services and totaled $395 million in 1999, $100 million in 1998 and $29 million in 1997. Sprint Spectrum had a receivable from SprintCom totaling $98 million at year-end 1999 and $137 million at year-end 1998.

Cox PCS

Cox PCS, which provides PCS services in the Los Angeles--San Diego--Las Vegas MTAs, reimburses

Sprint Spectrum for certain allocated costs and participates in certain handset agreements. Allocated costs totaled $121 million in 1999, $34 million in 1998 and $20 million in 1997. Sprint Spectrum had a receivable from Cox PCS totaling $30 million at year-end 1999 and $28 million at year-end 1998.

Major Customer

Sprint Spectrum markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for roughly one-fourth of net operating revenues in 1999, 1998 and 1997.


Concentrations of Credit Risk

Sprint Spectrum's accounts receivable are not subject to any concentration of credit risk.

--------------------------------------------------------------------------------
7.  Recently Issued Accounting Pronouncement
--------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative values are to be accounted for based on how the derivative was used and whether it qualified for hedge accounting. When adopted in January 2001, this statement is not expected to have a material impact on Sprint Spectrum's consolidated financial statements.



                                                   SPRINT SPECTRUM L.P.
                                   SCHEDULE II --  CONSOLIDATED  VALUATION AND QUALIFYING
                                   ACCOUNTS Years Ended December 31, 1999, 1998 and 1997


                                                                     Additions
                                                             ---------------------------
                                                Balance                      Charged to                      Balance
                                               Beginning     Charged to        Other           Other          End of
                                                of Year        Income         Accounts       Deductions        Year
----------------------------------------------------------------------------------------------------------------------
                                                                           (millions)
1999
    Allowance for doubtful accounts         $      16      $      178    $        -     $      (158)(1) $       36
                                            --------------------------------------------------------------------------

1998
    Allowance for doubtful accounts         $      9       $       61    $        -     $       (54)(1) $       16
                                            --------------------------------------------------------------------------

1997
    Allowance for doubtful accounts         $      -       $       11    $        -     $        (2)(1) $        9
                                            --------------------------------------------------------------------------


(1) Accounts written off, net of recoveries.

All other schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes thereto included in this document.

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


--------------------------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (Unaudited)                                            Sprint Spectrum Finance Corporation
--------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                    1999           1998            1997
--------------------------------------------------------------------------------------------------------------------

Operating expenses                                                    $         -    $         -     $     1,597
--------------------------------------------------------------------------------------------------------------------
Net loss                                                              $         -    $         -     $     1,597
                                                                     -----------------------------------------------





--------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS (Unaudited)                                                      Sprint Spectrum Finance Corporation
--------------------------------------------------------------------------------------------------------------------
December 31,                                                                               1999            1998
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholder's Equity
Payable to Sprint Spectrum                                                           $     1,497     $     1,497
--------------------------------------------------------------------------------------------------------------------

Shareholder's equity
     Common stock, $1.00 par value; 1,000 shares authorized;
         100 shares issued and outstanding                                                   100             100
     Accumulated deficit                                                                  (1,597)         (1,597)
--------------------------------------------------------------------------------------------------------------------
     Total shareholder's equity                                                           (1,497)         (1,497)
--------------------------------------------------------------------------------------------------------------------
Total                                                                                $         -     $         -
                                                                                     -------------------------------


--------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (Unaudited)                                            Sprint Spectrum Finance Corporation
------------------------------------------------------------------ ----------------- ----------------- --------------
Years Ended December 31,                                                 1999              1998            1997
------------------------------------------------------------------ ----------------- ----------------- --------------

Operating Activities
Net loss                                                            $          -      $          -     $     (1,597)
Adjustments to reconcile net loss to net cash used by operating activities:
     Decrease (Increase) in receivable from Sprint Spectrum                    -                 -              100
     Increase in payable to Sprint Spectrum                                    -                 -            1,497
------------------------------------------------------------------ --- ------------- --- ------------- -- -----------
Net cash used by operating activities                                          -                 -                -
------------------------------------------------------------------ --- ------------- --- ------------- -- -----------

Change in Cash and Equivalents                                                 -                 -                -
Cash and Equivalents at Beginning of Year                                      -                 -                -
------------------------------------------------------------------ --- ------------- --- ------------- -- -----------

Cash and Equivalents at End of Year                                 $          -      $          -     $          -
                                                                   --- ------------- --- ------------- -- -----------



                 See accompanying Note to Financial Statements.

--------------------------------------------------------------------------------
NOTE TO FINANCIAL STATEMENTS (Unaudited)     Sprint Spectrum Finance Corporation

FinCo, a wholly owned subsidiary of Sprint Spectrum L.P., was formed to be a co-obligor of certain securities issued by Sprint Spectrum. FinCo has nominal assets and does not conduct any operations. At year-end 1999, FinCo was a co-obligor of $661 million of Sprint Spectrum's senior notes. See Note 4 of Sprint Spectrum's Notes to Consolidated Financial Statements for more information.