Form 10-Q
period 2000-03-31
SPRINT SPECTRUM L P; SPRINT SPECTRUM FINANCE CORP
filed 2000-05-11
CIK 1015551, 1017358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2000
                               -------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file these reports), and (2) has been subject to these filing requirements for the past 90 days.

Yes     X      No______

At May 1, 2000 Sprint Spectrum Finance Corporation had 100 common shares outstanding.

Documents Incorporated by Reference:  None


Table of Contents

                                                                                                        Page
                                                                                                       Number

                                                                                                 -------------------

SPRINT SPECTRUM L.P.

Part I - Financial Information
          Item 1.  Financial Statements

                     Consolidated Statements of Operations                                               1
                     Consolidated Balance Sheets                                                         2
                     Consolidated Statements of Cash Flows                                               3
                     Consolidated Statements of Changes in Partners' Capital and Accumulated
                           Deficit                                                                       4
                     Condensed Notes to Consolidated Financial Statements                                5
          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                   6
          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            8

Part II - Other Information

          Item 1.  Legal Proceedings                                                                     8
          Item 2.  Changes in Securities                                                                 8
          Item 3.  Defaults Upon Senior Securities                                                       8
          Item 4.  Submission of Matters to a Vote of Security Holders                                   8
          Item 5.  Other Information                                                                     8
          Item 6.  Exhibits and Reports on Form 8-K                                                      8

Signature                                                                                                9

SPRINT SPECTRUM FINANCE CORPORATION

Part I - Financial Information
          Item 1.  Financial Statements

                     Balance Sheets                                                                      10
                     Notes to Financial Statements                                                       10
          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                   10
          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            10

Part II - Other Information

          Item 1.  Legal Proceedings                                                                     11
          Item 2.  Changes in Securities                                                                 11
          Item 3.  Defaults Upon Senior Securities                                                       11
          Item 4.  Submission of Matters to a Vote of Security Holders                                   11
          Item 5.  Other Information                                                                     11
          Item 6.  Exhibits and Reports on Form 8-K                                                      11

Signature                                                                                                12




                                                                                                            Part I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)                                              Sprint Spectrum L.P.
(millions)

--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Quarters Ended March 31,                                                                 2000              1999
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                                                            $        751     $         440
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses

   Costs of services and products                                                          444               381
   Selling, general and administrative                                                     390               283
   Depreciation and amortization                                                           211               169
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                              1,045               833
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Loss                                                                            (294)             (393)

Interest expense                                                                          (159)             (117)
Other income, net                                                                           30                 2
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Loss before Extraordinary Item                                                            (423)             (508)
Extraordinary item                                                                           -               (33)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Loss                                                                          $       (423)    $        (541)
                                                                                  -- ------------- --- -------------

































     See accompanying Condensed Notes to Consolidated Financial Statements.




CONSOLIDATED BALANCE SHEETS                                                                    Sprint Spectrum L.P.
(millions)

--------------------------------------------------------------------------------------------------------------------
                                                                                 March 31,        December 31, 1999
                                                                                   2000
--------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)

    Assets

    Current assets

      Cash and equivalents                                                 $         55         $         16
      Accounts receivable, net of allowance for doubtful
        accounts of $37 and $36                                                     384                  361
      Affiliate receivables                                                           -                  142
      Inventories                                                                   298                  310
      Prepaids and other current assets                                              87                   54
--------------------------------------------------------------------------------------------------------------------
      Total current assets                                                          824                  883

    Property, plant and equipment
      Network equipment                                                           4,057                3,838
      Construction work in progress                                               1,133                1,151
      Buildings and leasehold improvements                                          931                  873
      Other                                                                         415                  381
--------------------------------------------------------------------------------------------------------------------
      Total property, plant and equipment                                         6,536                6,243
      Accumulated depreciation                                                   (1,609)              (1,447)
--------------------------------------------------------------------------------------------------------------------
      Net property, plant and equipment                                           4,927                4,796

    Intangible assets
      PCS licenses                                                                2,137                2,137
      Microwave relocation costs                                                    328                  314
--------------------------------------------------------------------------------------------------------------------
      Total intangible assets                                                     2,465                2,451
      Accumulated amortization                                                     (186)                (171)
--------------------------------------------------------------------------------------------------------------------
      Net intangible assets                                                       2,279                2,280

    Other                                                                            68                   71
--------------------------------------------------------------------------------------------------------------------

    Total                                                                  $      8,098         $      8,030
                                                                         -------------------------------------------

Liabilities and Partners' Capital

    Current liabilities

      Current maturities of long-term debt                                 $          5         $          5
      Accounts payable                                                              397                  418
      Affiliated payables                                                           412                  274
      Construction obligations                                                      589                  664
      Accrued advertising                                                            47                   97
      Accrued interest                                                              166                   87
      Other                                                                         329                  318
--------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   1,945                1,863

    Long-term debt                                                                8,360                7,960

    Other noncurrent liabilities                                                     96                   89

    Partners' capital and accumulated deficit
      Partners' capital                                                           4,116                4,114
      Accumulated deficit                                                        (6,419)              (5,996)
--------------------------------------------------------------------------------------------------------------------
      Total partners' capital and accumulated deficit                            (2,303)              (1,882)
--------------------------------------------------------------------------------------------------------------------

    Total                                                                  $      8,098         $      8,030
                                                                         -------------------------------------------




     See accompanying Condensed Notes to Consolidated Financial Statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                                 Sprint Spectrum L.P.
(millions)

------------------------------------------------------------------ ----------------- ----------------- ----------------
Quarters Ended March 31,                                                                   2000             1999
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net loss                                                                              $       (423)    $       (541)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                             211              169
     Gain on sale of assets                                                                    (28)               -
     Extraordinary loss                                                                          -               33
     Amortization of debt discount and issuance costs                                           15               14
     Changes in assets and liabilities:
       Receivables, net                                                                        119               64
       Inventories and other current assets                                                    (20)             (53)
       Accounts payable and other current liabilities                                           82              336
       Other noncurrent assets and liabilities                                                   8              (56)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by operating activities                                                          (36)             (34)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Investing Activities

Capital expenditures                                                                          (431)            (400)
Proceeds from sale of assets                                                                   117                -
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities                                                         (314)            (400)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Financing Activities

Proceeds from long-term debt                                                                   389            2,100
Payments on long-term debt                                                                       -           (1,695)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash provided by financing activities                                                      389              405
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase (Decrease) in Cash and Equivalents                                                     39              (29)
Cash and Equivalents at Beginning of Period                                                     16               70
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $         55     $         41
                                                                                     --- ------------- -- -------------
























     See accompanying Condensed Notes to Consolidated Financial Statements.




CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND ACCUMULATED DEFICIT                 Sprint Spectrum L.P.
(Unaudited)
(millions)

---------------------------------------------------------------------------------------------------------------------

                                                                      Partners'        Accumulated
                                                                       Capital           Deficit           Total
---------------------------------------------------------------------------------------------------------------------

Beginning 2000 balance                                            $    4,114        $   (5,996)      $   (1,882)
Net loss                                                                   -              (423)            (423)
Other, net                                                                 2                 -                2
---------------------------------------------------------------------------------------------------------------------

March 2000 balance                                                $    4,116        $   (6,419)      $   (2,303)
                                                                 ----------------------------------------------------















































     See accompanying Condensed Notes to Consolidated Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL                   Sprint Spectrum L.P.
STATEMENTS (Unaudited)


The information in this Form 10-Q has been prepared according to Securities and Exchange Commission (SEC) rules and regulations. In our opinion, the consolidated interim financial statements reflect all adjustments, consisting only of normal recurring accruals, needed to fairly present Sprint Spectrum L.P.'s consolidated financial position, results of operations and cash flows.

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to accounting principles generally accepted in the United States have been condensed or omitted. As a result, you should read these financial statements along with Sprint Spectrum's 1999 Form 10-K. Operating results for the 2000 year-to-date period do not necessarily represent the results that may be expected for the year ending December 31, 2000.

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

In October 1999, Sprint announced a definitive merger agreement with WorldCom, Inc. (WorldCom). Sprint and WorldCom shareholders have approved the merger. The merger is subject to approvals from the Federal Communications Commission, the Justice Department, various state government bodies and foreign regulatory authorities. The companies anticipate that the merger will close in the second half of 2000.

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

--------------------------------------------------------------------------------
3.  Long-term Debt
--------------------------------------------------------------------------------

During the 2000 first quarter, Sprint allocated $389 million of its notes payable and commercial paper to Sprint Spectrum. The proceeds were used to fund Sprint Spectrum's capital requirements and operating losses.

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

--------------------------------------------------------------------------------
5.  Supplemental Cash Flows Information
--------------------------------------------------------------------------------

Sprint Spectrum's cash paid for interest, net of capitalized interest, totaled $33 million in the 2000 first quarter and $68 million in the same 1999 period.

Sprint Spectrum's noncash activities included the following:

                                                        Quarters Ended
                                                           March 31,
                                                     2000           1999
--------------------------------------------------------------------------------
                                                          (millions)

Noncash activity in partners' capital          $       2       $      17
                                              ----------------------------------


--------------------------------------------------------------------------------
6.  Recently Issued Accounting Pronouncement
--------------------------------------------------------------------------------

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). In March 2000, the SEC issued an amendment to SAB 101 which delayed the effective date for registrants with fiscal years that begin between December 12, 1999 and March 15, 2000. The effective date for Sprint Spectrum will be for the quarter ending June 30, 2000. Telecommunication service activation fees are specifically addressed in SAB 101 and Sprint Spectrum is in the process of determining the impact of SAB 101 on its financial statements. Based on a preliminary analysis, SAB 101 is not expected to have a material impact on Sprint Spectrum's consolidated financial statements.

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

--------------------------------------------------------------------------------
Recent Developments
--------------------------------------------------------------------------------

In October 1999, Sprint announced a definitive merger agreement with WorldCom, Inc. (WorldCom). In April 2000, Sprint and WorldCom shareholders approved the merger. The merger is subject to approvals from the Federal Communications Commission, the Justice Department, various state government bodies and foreign regulatory authorities. The companies anticipate that the merger will close in the second half of 2000.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

                                                                    Selected Operating Results

                                               ---------------------------------------------------------------------
                                                        Quarters Ended

                                                           March 31,                            Variance
                                               ----------------------------------    -------------------------------
                                                    2000              1999                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)

Net operating revenues                         $       751      $      440        $       311            70.7%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses

   Costs of services and products                      444             381                 63            16.5%
   Selling, general and administrative                 390             283                107            37.8%
   Depreciation and amortization                       211             169                 42            24.9%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             1,045             833                212            25.5%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $      (294)     $     (393)       $        99            25.2%
                                               -- ------------- -- -------------- -- -------------

Operating loss before depreciation and
   amortization                                $       (83)     $     (224)       $       141            62.9%
                                               -- ------------- -- -------------- -- -------------


The wireless industry typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the remaining quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season; the timing of new products and service introductions; and aggressive marketing and sales promotions.

Sprint Spectrum markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers, accounted for approximately 25% of net operating revenues in the 2000 first quarter and approximately 30% in the 1999 first quarter.

Net Operating Revenues

Net operating revenues include subscriber revenues and sales of handsets and accessory equipment. Subscriber revenues consist of monthly recurring charges and usage charges. Net operating revenues increased 71% in the 2000 first quarter from the same 1999 period reflecting an increased customer base over the past 12 months.

Revenues from sales of handsets and accessories were approximately 15% of net operating revenues in the 2000 first quarter and approximately 20% in the 1999 first quarter. As part of Sprint Spectrum's marketing plans, handsets are normally sold at prices below Sprint Spectrum's cost.

Operating Expenses

Costs of services and products mainly include handset and accessory costs, switch and cell site expenses and other network-related costs. These costs increased 17% in the 2000 first quarter from the 1999 first quarter reflecting the significant growth in customers and expanded market coverage, partly offset by a reduction in handset unit costs.

Selling, general and administrative (SG&A) expense mainly includes marketing costs to promote products and services as well as salary and benefit costs. SG&A expense increased 38% in the 2000 first quarter from the 1999 first quarter reflecting an expanded workforce to support subscriber growth and increased marketing and selling costs.

Depreciation and amortization expense consists mainly of depreciation of network assets and amortization of intangible assets. The intangible assets include PCS licenses, which are amortized over 40 years, and microwave relocation costs, which are amortized over the remaining life of the related PCS licenses. Depreciation and amortization expense increased 25% in the 2000 first quarter from the 1999 first quarter reflecting depreciation of the network assets placed in service during 2000 and 1999.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Sprint Spectrum's effective interest rate on long-term debt was 9.0% in the 2000 first quarter and 8.9% in the 1999 first quarter.

Other Income, Net

Other income mainly includes a gain on the sale of customers and associated network infrastructure of $28 million in the 2000 first quarter.

Extraordinary Item

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

--------------------------------------------------------------------------------
Forward-Looking Information
--------------------------------------------------------------------------------

Sprint Spectrum includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

     o the effects of vigorous competition in the markets in which Sprint Spectrum operates;
     o the costs and business risks related to entering and expanding new markets necessary to provide seamless service and new services;
     o the ability of Sprint Spectrum to continue to grow a significant market presence;
     o the impact of any unusual items resulting from ongoing evaluations of Sprint Spectrum's business strategies;
     o    unexpected  results of litigation  filed against  Sprint  Spectrum;
     o uncertainties associated with the pending merger of Sprint and WorldCom;
     o the possibility of one or more of the markets in which Sprint Spectrum competes being affected by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sprint Spectrum has no control; and
     o other risks referenced from time to time in Sprint's or Sprint Spectrum's filings with the Securities and Exchange Commission.

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

                                                                        Part II.
                                                               Other Information

Item 1.  Legal Proceedings

    There were no reportable events during the quarter ended March 31, 2000.

Item 2.  Changes in Securities

    Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

    Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

    Omitted under the provisions of General Instruction H.

Item 5.  Other Information

    There were no reportable events during the quarter ended March 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibits are filed as part of this report:

          (3.1)Certificate  of  Limited  Partnership  of  Sprint  Spectrum  L.P.
               (incorporated by reference to Exhibit 3.2 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

          (3.2)Agreement of Limited  Partnership  of MajorCo Sub, L.P.  (renamed
               Sprint Spectrum L.P.), dated as of March 28, 1995, among MajorCo, L.P. (renamed Sprint Spectrum Holding Company, L.P.) and MinorCo, L.P. (incorporated by reference to Exhibit 3.6 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

          (3.3)First  Amendment to Agreement  of Limited  Partnership  of Sprint
               Spectrum L.P., effective as of February 29, 2000 (incorporated by reference to Exhibit 3.3 to Sprint Spectrum's Annual Report on Form 10-K for the year ended December 31, 1999).

          (27) Financial Data Schedule

               (a) March 31, 2000

     (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     SPRINT SPECTRUM L.P.
                     -----------------------------------------------------------
                     (Registrant)


                     /s/ William J. Gunter
                     -----------------------------------------------------------
                     William J. Gunter
                     Senior Vice President and Chief Financial Officer
                     Principal Financial Officer

Date:  May 11, 2000



                                                                                                             Part I.
                                                                                                             Item 1.

Sprint Spectrum Finance Corporation

--------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS (Unaudited)

                                                                                       March 31,     December 31,
                                                                                          2000           1999
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholder's Equity

Payable to Sprint Spectrum                                                           $     1,497     $     1,497
                                                                                     -------------------------------

Shareholder's equity

     Common stock, $1.00 par value; 1,000 shares authorized;
         100 shares issued and outstanding                                                   100             100
     Accumulated deficit                                                                  (1,597)         (1,597)
                                                                                     -------------------------------
     Total shareholder's equity                                                           (1,497)         (1,497)
                                                                                     -------------------------------
Total                                                                                $         -     $         -
                                                                                     -------------------------------




--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Unaudited)

Sprint Spectrum Finance Corporation (FinCo), a wholly owned subsidiary of Sprint Spectrum L.P., was formed to be a co-obligor of certain securities issued by Sprint Spectrum. FinCo has nominal assets and did not conduct any operations during 2000 and 1999. As a result, the Statements of Operations and Statements of Cash Flows have been omitted.




                                                                         Part I.
                                                                         Item 2.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FinCo had no operations during 2000 and 1999.




                                                                         Part I.
                                                                         Item 3.

--------------------------------------------------------------------------------
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted under the provisions of General Instruction H.

                                                                        Part II.
                                                               Other Information

Item 1.  Legal Proceedings

    There were no reportable events during the quarter ended March 31, 2000.

Item 2.  Changes in Securities

    Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

    Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

    Omitted under the provisions of General Instruction H.

Item 5.  Other Information

    There were no reportable events during the quarter ended March 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

          (3.1)Certificate  of   Incorporation   of  Sprint   Spectrum   Finance
               Corporation (incorporated by reference to Exhibit 3.3 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

          (3.2)Bylaws of Sprint Spectrum  Finance  Corporation  (incorporated by reference to Exhibit 3.4 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

          (27) Financial Data Schedule

               (a) March 31, 2000

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2000.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     SPRINT SPECTRUM FINANCE CORPORATION
                     -----------------------------------------------------------
                     (Registrant)


                     /s/  William J. Gunter
                     -----------------------------------------------------------
                     William J. Gunter
                     Senior Vice President and Chief Financial Officer
                     Principal Financial Officer

Date:  May 11, 2000