Form 10-Q
period 2000-06-30
SPRINT SPECTRUM L P; SPRINT SPECTRUM FINANCE CORP
filed 2000-08-14
CIK 1015551, 1017358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2000
                               ----------------------------------

                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                                        to

                                  333-06609-01
Commission file number            333-06609-02

                           SPRINT SPECTRUM L.P.
                   SPRINT SPECTRUM FINANCE CORPORATION
         (Exact name of registrant as specified in its charter)


                       DELAWARE                       48-1165245
                       DELAWARE                       43-1746537
             (State or other jurisdiction of        (IRS Employer
              incorporation or organization)     Identification Nos.)


          4900 Main Street, Kansas City, Missouri        64112
         (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code    (816) 559-1000
                                                   -----------------------------

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

Yes     X      No______
   --------

At August 1, 2000 Sprint Spectrum Finance Corporation had 100 common shares outstanding.


Table of Contents

                                                                                                        Page
                                                                                                       Number

                                                                                                 -------------------

SPRINT SPECTRUM L.P.

Part I - Financial Information
          Item 1.  Financial Statements

                     Consolidated Statements of Operations                                               1
                     Consolidated Balance Sheets                                                         2
                     Consolidated Statements of Cash Flows                                               3
                     Consolidated Statement of Changes in Partners' Capital and Accumulated
                           Deficit                                                                       4
                     Condensed Notes to Consolidated Financial Statements                                5
          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                   6
          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            9

Part II - Other Information

          Item 1.  Legal Proceedings                                                                     9
          Item 2.  Changes in Securities                                                                 9
          Item 3.  Defaults Upon Senior Securities                                                       9
          Item 4.  Submission of Matters to a Vote of Security Holders                                   9
          Item 5.  Other Information                                                                     9
          Item 6.  Exhibits and Reports on Form 8-K                                                      9

Signature                                                                                                10

SPRINT SPECTRUM FINANCE CORPORATION

Part I - Financial Information
          Item 1.  Financial Statements

                     Balance Sheets                                                                      11
                     Notes to Financial Statements                                                       11
          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                   11
          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            11

Part II - Other Information

          Item 1.  Legal Proceedings                                                                     12
          Item 2.  Changes in Securities                                                                 12
          Item 3.  Defaults Upon Senior Securities                                                       12
          Item 4.  Submission of Matters to a Vote of Security Holders                                   12
          Item 5.  Other Information                                                                     12
          Item 6.  Exhibits and Reports on Form 8-K                                                      12

Signature                                                                                                13




                                                                                                             Part I.
                                                                                                             Item 1.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)                                               Sprint Spectrum L.P.
(millions)

--------------------------------------------- ----------------------------------- ----------------------------------
                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                      2000             1999              2000              1999
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                        $         910     $        491      $      1,661     $         931
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses

   Costs of services and products                       422              272               866               653
   Selling, general and administrative                  365              344               755               627
   Depreciation and amortization                        213              176               424               345
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                           1,000              792             2,045             1,625
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Loss                                          (90)            (301)             (384)             (694)

Interest expense                                       (168)            (132)             (327)             (249)
Other income, net                                         9                3                39                 5
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Loss before Extraordinary Item                         (249)            (430)             (672)             (938)
Extraordinary item                                        -                -                 -               (33)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Loss                                      $        (249)    $       (430)     $       (672)    $        (971)
                                              --- ------------- -- -------------- -- ------------- --- -------------































 See accompanying Condensed Notes to Consolidated Financial Statements.




CONSOLIDATED BALANCE SHEETS                                                                     Sprint Spectrum L.P.
(millions)

--------------------------------------------------------------------------------------------------------------------
                                                                                 June 30,         December 31, 1999
                                                                                   2000

--------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)

    Assets

    Current assets

      Cash and equivalents                                                 $         85         $         16
      Accounts receivable, net of allowance for doubtful
        accounts of $47 and $36                                                     453                  361
      Affiliate receivables                                                           -                  142
      Inventories                                                                   308                  310
      Prepaids and other current assets                                              80                   54
--------------------------------------------------------------------------------------------------------------------
      Total current assets                                                          926                  883

    Property, plant and equipment
      Network equipment                                                           4,075                3,838
      Construction work in progress                                               1,347                1,151
      Buildings and leasehold improvements                                        1,118                  873
      Other                                                                         430                  381
--------------------------------------------------------------------------------------------------------------------
      Total property, plant and equipment                                         6,970                6,243
      Accumulated depreciation                                                   (1,787)              (1,447)
--------------------------------------------------------------------------------------------------------------------
      Net property, plant and equipment                                           5,183                4,796

    Intangible assets
      PCS licenses                                                                2,123                2,137
      Microwave relocation costs                                                    358                  314
--------------------------------------------------------------------------------------------------------------------
      Total intangible assets                                                     2,481                2,451
      Accumulated amortization                                                     (203)                (171)
--------------------------------------------------------------------------------------------------------------------
      Net intangible assets                                                       2,278                2,280

    Other                                                                            74                   71
--------------------------------------------------------------------------------------------------------------------

    Total                                                                  $      8,461         $      8,030
                                                                         -------------------------------------------

Liabilities and Partners' Capital

    Current liabilities

      Current maturities of long-term debt                                 $          5         $          5
      Accounts payable                                                              515                  418
      Affiliated payables                                                           354                  274
      Construction obligations                                                      526                  664
      Accrued advertising                                                            50                   97
      Accrued interest                                                               91                   87
      Other                                                                         362                  318
--------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   1,903                1,863

    Long-term debt                                                                8,835                7,960

    Other noncurrent liabilities                                                    104                   89

    Partners' capital and accumulated deficit
      Partners' capital                                                           4,287                4,114
      Accumulated deficit                                                        (6,668)              (5,996)
--------------------------------------------------------------------------------------------------------------------
      Total partners' capital and accumulated deficit                            (2,381)              (1,882)
--------------------------------------------------------------------------------------------------------------------

    Total                                                                  $      8,461         $      8,030
                                                                         -------------------------------------------




 See accompanying Condensed Notes to Consolidated Financial Statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                                  Sprint Spectrum L.P.
(millions)

------------------------------------------------------------------ ----------------- ----------------- ----------------
Year-to-Date June 30,                                                                      2000             1999
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net loss                                                                              $       (672)    $       (971)
Adjustments to reconcile net loss to net cash used by operating activities:
     Extraordinary loss                                                                          -               33
     Depreciation and amortization                                                             424              345
     Gain on sale of assets                                                                    (34)               -
     Amortization of debt discount and issuance costs                                           29               30
     Changes in assets and liabilities:
       Accounts receivable, net                                                                (92)             (71)
       Affiliated receivables                                                                  153               63
       Inventories and other current assets                                                    (18)             (76)
       Accounts payable and other current liabilities                                           42              283
       Other noncurrent assets and liabilities                                                   9                2
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by operating activities                                                         (159)            (362)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Investing Activities

Capital expenditures                                                                          (954)            (706)
Advances to Sprint                                                                               -              (48)
Proceeds from sale of assets                                                                   162                -
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities                                                         (792)            (754)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Financing Activities

Proceeds from long-term debt                                                                 1,000            3,250
Payments on long-term debt                                                                    (151)          (2,175)
Partners' capital contributions                                                                171                -
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash provided by financing activities                                                    1,020            1,075
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase (Decrease) in Cash and Equivalents                                                     69              (41)
Cash and Equivalents at Beginning of Period                                                     16               70
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $         85     $         29
                                                                                     --- ------------- -- -------------





















 See accompanying Condensed Notes to Consolidated Financial Statements.




CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL AND ACCUMULATED DEFICIT                   Sprint Spectrum L.P.
(Unaudited)
(millions)

---------------------------------------------------------------------------------------------------------------------

                                                                      Partners'        Accumulated
                                                                       Capital           Deficit           Total
---------------------------------------------------------------------------------------------------------------------

Beginning 2000 balance                                            $    4,114        $   (5,996)      $   (1,882)
Net loss                                                                   -              (672)            (672)
Partners' capital contributions                                          171                 -              171
Other, net                                                                 2                 -                2
---------------------------------------------------------------------------------------------------------------------

June 2000 balance                                                 $    4,287        $   (6,668)      $   (2,381)
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

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to accounting principles generally accepted in the United States have been condensed or omitted. As a result, you should read these financial statements along with Sprint Spectrum L.P.'s 1999 Form 10-K. Operating results for the 2000 year-to-date period do not necessarily represent the results that may be expected for the year ending December 31, 2000.

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

On July 13, 2000, Sprint and WorldCom, Inc. announced that the boards of directors of both companies terminated their merger agreement, previously announced in October 1999, as a result of regulatory opposition to the merger.


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


--------------------------------------------------------------------------------
3.  Long-term Debt
--------------------------------------------------------------------------------

During the 2000 year-to-date period, Sprint allocated $1.0 billion of its notes payable and commercial paper to Sprint Spectrum. The proceeds were used to fund Sprint Spectrum's capital requirements and operating losses.


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


--------------------------------------------------------------------------------
5.  Supplemental Cash Flows Information
--------------------------------------------------------------------------------

Sprint Spectrum's cash paid for interest, net of capitalized interest, totaled $262 million in the first six months of 2000 and $201 million in the same 1999 period.

Sprint Spectrum's noncash activities included the following:

                                                         Year-to-Date
                                                           June 30,
                                                       2000         1999
--------------------------------------------------------------------------------
                                                          (millions)

Noncash activity in   partners' capital          $       2   $      18
                                                 -------------------------------


--------------------------------------------------------------------------------
6.  Recently Issued Accounting Pronouncement
--------------------------------------------------------------------------------

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). In June 2000, the SEC issued an amendment to SAB 101 which delayed the effective date for registrants with fiscal years that begin after December 15, 1999. The effective date for Sprint Spectrum will be for the quarter ending December 31, 2000. The deferral of telecommunication service activation fees and certain related costs are specifically addressed in SAB 101 and Sprint Spectrum is in the process of determining the impact of SAB 101 on its financial statements. Based on a preliminary analysis, SAB 101 is not expected to have a material impact on Sprint Spectrum's consolidated financial statements.

                                                                         Part I.
                                                                         Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     Sprint Spectrum L.P.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

In November 1998, Sprint Corporation purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P.--Sprint Spectrum's general partner--and MinorCo, L.P.--Sprint Spectrum's limited partner--from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. At that time, Sprint created the Sprint PCS Group, which consists of Sprint's wireless personal communication services (PCS) operations, including Sprint Spectrum.


--------------------------------------------------------------------------------
Recent Developments
--------------------------------------------------------------------------------

On July 13, 2000, Sprint and WorldCom, Inc. announced that the boards of both companies terminated their merger agreement, previously announced in October 1999, as a result of regulatory opposition to the merger.


--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

                                                                    Selected Operating Results

                                               ---------------------------------------------------------------------
                                                        Quarters Ended

                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2000              1999                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)

Net operating revenues                         $       910      $      491        $       419            85.3%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses

   Costs of services and products                      422             272                150            55.1%
   Selling, general and administrative                 365             344                 21             6.1%
   Depreciation and amortization                       213             176                 37            21.0%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             1,000             792                208            26.3%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $       (90)     $     (301)       $       211            70.1%
                                               -- ------------- -- -------------- -- -------------

Operating income (loss) before depreciation
   and amortization                            $       123      $     (125)       $       248             NM
                                               -- ------------- -- -------------- -- -------------


                                                                    Selected Operating Results

                                               ---------------------------------------------------------------------
                                                         Year-to-Date

                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2000              1999                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)

Net operating revenues                         $     1,661      $      931        $       730            78.4%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses

   Costs of services and products                      866             653                213            32.6%
   Selling, general and administrative                 755             627                128            20.4%
   Depreciation and amortization                       424             345                 79            22.9%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             2,045           1,625                420            25.8%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $      (384)     $     (694)       $       310            44.7%
                                               -- ------------- -- -------------- -- -------------

Operating income (loss) before depreciation
   and amortization                            $        40      $     (349)       $       389             NM
                                               -- ------------- -- -------------- -- -------------

NM = Not Meaningful

The wireless industry typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the remaining quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season; the timing of new products and service introductions; and aggressive marketing and sales promotions.

Sprint Spectrum markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for approximately 25% of net operating revenues in the 2000 second quarter and year-to-date periods. These revenues were approximately 30% in the 1999 second quarter and year-to-date periods.

Net Operating Revenues

Net operating revenues include subscriber revenues and sales of handsets and accessory equipment. Subscriber revenues consist of monthly recurring charges and usage charges. Net operating revenues increased 85% in the 2000 second quarter and 78% in the 2000 year-to-date period from the same 1999 periods reflecting the significant growth in customers over the past 12 months.

Revenues from sales of handsets and accessories were approximately 15% of net operating revenues in the 2000 second quarter and year-to-date periods. These revenues were approximately 15% of the 1999 second quarter and 20% of the 1999 year-to-date net operating revenues. As part of Sprint Spectrum's marketing plans, handsets are normally sold at prices below Sprint Spectrum's cost.

Operating Expenses

Costs of services and products mainly include handset and accessory costs, switch and cell site expenses and other network-related costs. These costs increased 55% in the 2000 second quarter and 33% in the 2000 year-to-date period from the same 1999 periods reflecting the significant growth in customers and expanded market coverage, partly offset by a reduction in handset unit costs.

Selling, general and administrative (SG&A) expense mainly includes marketing costs to promote products and services as well as salary and benefit costs. SG&A expense increased 6% in the 2000 second quarter and 20% in the 2000 year-to-date period from the same 1999 periods reflecting an expanded workforce to support subscriber growth and increased marketing and selling costs.

Depreciation and amortization expense consists mainly of depreciation of network assets and amortization of intangible assets. The intangible assets include PCS licenses, which are amortized over 40 years, and microwave relocation costs, which are amortized over the remaining life of the related PCS licenses. Depreciation and amortization expense increased 21% in the 2000 second quarter and 23% in the 2000 year-to-date period from the same 1999 periods reflecting depreciation of the network assets placed in service during 2000 and 1999.


--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Sprint Spectrum's effective interest rate on long-term debt was 8.9% in the 2000 second quarter and year-to-date periods compared to 9.1% and 9.0% in the same 1999 periods.


Other Income, Net

Other income consisted of the following:

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2000             1999              2000              1999
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)

Gain on sales of assets                       $         6       $        -        $        34      $          -
Other, net                                              3                3                  5                 5
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total                                         $         9       $        3        $        39      $          5
                                              --- ------------- -- -------------- -- ------------- --- -------------

Extraordinary Item

In the 1999 first quarter, Sprint Spectrum terminated its revolving credit facilities and repaid, prior to scheduled maturities, the related outstanding balance of $1.7 billion. These facilities had a weighted average interest rate equal to the London Inter-Bank Offered Rate plus 40 basis points. This resulted in a $33 million extraordinary loss. These short-term borrowings were repaid with long-term financing provided by Sprint.


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

                                                                        Part II.
                                                               Other Information

Item 1.  Legal Proceedings

    There were no reportable events during the quarter ended June 30, 2000.

Item 2.  Changes in Securities

    Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

    Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

    Omitted under the provisions of General Instruction H.

Item 5.  Other Information

    There were no reportable events during the quarter ended June 30, 2000.

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

          (27) Financial Data Schedule

               (a)  June 30, 2000

     (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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

Date:  August 11, 2000



                                                                                                             Part I.
                                                                                                             Item 1.

Sprint Spectrum Finance Corporation

--------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS (Unaudited)

                                                                                        June 30,     December 31,
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

                                                                        Part II.
                                                               Other Information

Item 1.  Legal Proceedings

    There were no reportable events during the quarter ended June 30, 2000.

Item 2.  Changes in Securities

    Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

    Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

    Omitted under the provisions of General Instruction H.

Item 5.  Other Information

    There were no reportable events during the quarter ended June 30, 2000.

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

          (27) Financial Data Schedule

               (a)  June 30, 2000

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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

Date:  August 11, 2000