Form 10-Q
period 2000-09-30
SPRINT SPECTRUM L P; SPRINT SPECTRUM FINANCE CORP
filed 2000-11-14
CIK 1015551, 1017358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2000

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

Yes   X      No______
   -------

At November 1, 2000 Sprint Spectrum Finance Corporation had 100 common shares outstanding.




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


                                                                                                                             Part I.
                                                                                                                             Item 1.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)                                              Sprint Spectrum L.P.
(millions)
--------------------------------------------- ----------------------------------- ----------------------------------
                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
--------------------------------------------- ----------------------------------- ----------------------------------
                                                      2000             1999              2000              1999
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                        $       1,038     $        574      $      2,699     $       1,505
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                       481              386             1,323             1,039
   Selling, general and administrative                  467              374             1,222             1,001
   Depreciation and amortization                        237              201               661               546
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                           1,185              961             3,206             2,586
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Loss                                         (147)            (387)             (507)           (1,081)

Interest expense                                       (173)            (136)             (500)             (385)
Other income (expense), net                              (2)               3                37                 8
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Loss before Extraordinary Item                         (322)            (520)             (970)           (1,458)
Extraordinary item                                        -                -                 -               (33)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Loss                                      $        (322)    $       (520)     $       (970)    $      (1,491)
                                              --- ------------- -- -------------- -- ------------- --- -------------
































See   accompanying   Condensed  Notes  to  Consolidated   Financial   Statements
(Unaudited).



CONSOLIDATED BALANCE SHEETS                                                                    Sprint Spectrum L.P.
(millions)
--------------------------------------------------------------------------------------------------------------------
                                                                               September 30,      December 31, 1999
                                                                                   2000
--------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
    Assets
    Current assets
      Cash and equivalents                                                 $         90         $         16
      Accounts receivable, net of allowance for doubtful
        accounts of $56 and $34                                                     495                  361
      Affiliate receivables                                                           -                  142
      Inventories                                                                   352                  310
      Prepaids and other current assets                                              75                   54
--------------------------------------------------------------------------------------------------------------------
      Total current assets                                                        1,012                  883

    Property, plant and equipment
      Network equipment                                                           4,516                3,838
      Construction work in progress                                               1,195                1,151
      Buildings and leasehold improvements                                        1,208                  873
      Other                                                                         483                  381
--------------------------------------------------------------------------------------------------------------------
      Total property, plant and equipment                                         7,402                6,243
      Accumulated depreciation                                                   (2,029)              (1,447)
--------------------------------------------------------------------------------------------------------------------
      Net property, plant and equipment                                           5,373                4,796

    Intangible assets
      PCS licenses                                                                2,129                2,137
      Microwave relocation costs                                                    363                  314
--------------------------------------------------------------------------------------------------------------------
      Total intangible assets                                                     2,492                2,451
      Accumulated amortization                                                     (217)                (171)
--------------------------------------------------------------------------------------------------------------------
      Net intangible assets                                                       2,275                2,280

    Other                                                                            77                   71
--------------------------------------------------------------------------------------------------------------------

    Total                                                                  $      8,737         $      8,030
                                                                         -------------------------------------------

Liabilities and Partners' Capital
    Current liabilities
      Current maturities of long-term debt                                 $        115         $          5
      Accounts payable                                                              459                  418
      Affiliated payables                                                           476                  274
      Construction obligations                                                      515                  664
      Accrued advertising                                                            60                   97
      Accrued interest                                                              189                   87
      Other                                                                         426                  318
--------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   2,240                1,863

    Long-term debt                                                                8,853                7,960

    Other noncurrent liabilities                                                    115                   89

    Partners' capital and accumulated deficit
      Partners' capital                                                           4,495                4,114
      Accumulated deficit                                                        (6,966)              (5,996)
--------------------------------------------------------------------------------------------------------------------
      Total partners' capital and accumulated deficit                            (2,471)              (1,882)
--------------------------------------------------------------------------------------------------------------------

    Total                                                                  $      8,737         $      8,030
                                                                         -------------------------------------------





See   accompanying   Condensed  Notes  to  Consolidated   Financial   Statements
(Unaudited).



CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                                 Sprint Spectrum L.P.
(millions)
------------------------------------------------------------------ ----------------- ----------------- ----------------
Year-to-Date September 30,                                                                 2000             1999
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net loss                                                                              $       (970)    $     (1,491)
Adjustments to reconcile net loss to net cash used by operating activities:
     Extraordinary loss                                                                          -               33
     Depreciation and amortization                                                             661              546
     Gain on sale of assets                                                                    (34)               -
     Amortization of debt discount and issuance costs                                           44               44
     Changes in assets and liabilities:
       Accounts receivable, net                                                               (134)            (130)
       Affiliated receivables and payables                                                     352              493
       Inventories and other current assets                                                    (54)            (204)
       Accounts payable and other current liabilities                                           61              294
       Other noncurrent assets and liabilities                                                  23               (4)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by operating activities                                                          (51)            (419)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Investing Activities

Capital expenditures                                                                        (1,387)          (1,118)
Proceeds from sale of assets                                                                   169                -
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities                                                       (1,218)          (1,118)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Financing Activities

Proceeds from long-term debt                                                                 1,000            3,638
Payments on long-term debt                                                                     (36)          (2,110)
Partners' capital contributions                                                                379                -
Other                                                                                            -              (50)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash provided by financing activities                                                    1,343            1,478
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase (Decrease) in Cash and Equivalents                                                     74              (59)
Cash and Equivalents at Beginning of Period                                                     16               70
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $         90     $         11
                                                                                     --- ------------- -- -------------






















See   accompanying   Condensed  Notes  to  Consolidated   Financial   Statements
(Unaudited).



CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL AND ACCUMULATED DEFICIT                  Sprint Spectrum L.P.
(Unaudited)
(millions)
---------------------------------------------------------------------------------------------------------------------

                                                                      Partners'        Accumulated
                                                                       Capital           Deficit           Total
---------------------------------------------------------------------------------------------------------------------

Beginning 2000 balance                                            $    4,114        $   (5,996)      $   (1,882)
Net loss                                                                   -              (970)            (970)
Partners' capital contributions                                          379                 -              379
Other, net                                                                 2                 -                2
---------------------------------------------------------------------------------------------------------------------

September 2000 balance                                            $    4,495        $   (6,966)      $   (2,471)
                                                                 ----------------------------------------------------















































See   accompanying   Condensed  Notes  to  Consolidated   Financial   Statements
(Unaudited).

CONDENSED NOTES TO CONSOLIDATED FINANCIAL                   Sprint Spectrum L.P.
STATEMENTS (Unaudited)
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------
5.  Supplemental Cash Flows Information
--------------------------------------------------------------------------------

Sprint Spectrum's cash paid for interest, net of capitalized interest, totaled $272 million in the first nine months of 2000 and $216 million in the same 1999 period.

--------------------------------------------------------------------------------
6.  Recently Issued Accounting Pronouncement
--------------------------------------------------------------------------------

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). In June 2000, the SEC issued an amendment to SAB 101 which delayed the effective date for registrants with fiscal years that begin after December 15, 1999. The effective date for Sprint Spectrum will be for the quarter ending December 31, 2000. The deferral of telecommunication service activation fees and certain related costs are specifically addressed in SAB 101 and Sprint Spectrum is completing the analysis of the impact of SAB 101 on its financial statements. Based on this analysis, SAB 101 is not expected to have a material impact on Sprint Spectrum's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative values are to be accounted for based on how the derivative was used and whether it qualifies for hedge accounting. When adopted in January 2001, this statement is not expected to have a material impact on Sprint's consolidated financial statements.

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



--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
                                                    2000              1999                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $     1,038      $      574        $       464            80.8%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      481             386                 95            24.6%
   Selling, general and administrative                 467             374                 93            24.9%
   Depreciation and amortization                       237             201                 36            17.9%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             1,185             961                224            23.3%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $      (147)     $     (387)       $       240            62.0%
                                               -- ------------- -- -------------- -- -------------

Operating income (loss) before depreciation
   and amortization                            $        90      $     (186)       $       276             NM
                                               -- ------------- -- -------------- -- -------------


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
                                                    2000              1999                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $     2,699      $    1,505        $     1,194            79.3%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,323           1,039                284            27.3%
   Selling, general and administrative               1,222           1,001                221            22.1%
   Depreciation and amortization                       661             546                115            21.1%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             3,206           2,586                620            24.0%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $      (507)     $   (1,081)       $       574            53.1%
                                               -- ------------- -- -------------- -- -------------

Operating income (loss) before depreciation
   and amortization                            $       154      $     (535)       $       689             NM
                                               -- ------------- -- -------------- -- -------------

NM = Not Meaningful

The wireless industry typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the remaining quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season; the timing of new products and service introductions; and aggressive marketing and sales promotions.

Sprint Spectrum markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for approximately 25% of net operating revenues in the 2000 third quarter and year-to-date periods. These revenues were approximately 30% of net operating revenues in the 1999 third quarter and year-to-date periods.

Net Operating Revenues

Net operating revenues include subscriber revenues and sales of handsets and accessory equipment. Subscriber revenues consist of monthly recurring charges, usage charges and activation fees. Net operating revenues increased 81% in the 2000 third quarter and 79% in the 2000 year-to-date period from the same 1999 periods reflecting the significant growth in customers over the past 12 months.

Revenues from sales of handsets and accessories were approximately 13% of net operating revenues in the 2000 third quarter and 14% in the 2000 year-to-date period. These revenues as a percentage of net operating revenues were approximately 16% in the 1999 third quarter and 18% of the 1999 year-to-date period. As part of Sprint Spectrum's marketing plans, handsets are normally sold at prices below Sprint Spectrum's cost.


Operating Expenses

Costs of services and products mainly include handset and accessory costs, switch and cell site expenses and other network-related costs. These costs increased 25% in the 2000 third quarter and 27% in the 2000 year-to-date period from the same 1999 periods reflecting the significant growth in customers and expanded market coverage, partly offset by a reduction in handset unit costs.

Selling, general and administrative (SG&A) expense mainly includes marketing costs to promote products and services as well as salary and benefit costs. SG&A expense increased 25% in the 2000 third quarter and 22% in the 2000 year-to-date period from the same 1999 periods reflecting an expanded workforce to support subscriber growth and increased marketing and selling costs.

Depreciation and amortization expense consists mainly of depreciation of network assets and amortization of intangible assets. The intangible assets include PCS licenses, which are amortized over 40 years, and microwave relocation costs, which are amortized over the remaining life of the related PCS licenses. Depreciation and amortization expense increased 18% in the 2000 third quarter and 21% in the 2000 year-to-date period from the same 1999 periods reflecting depreciation of the network assets placed in service during 2000 and 1999.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Sprint Spectrum's effective interest rate on long-term debt was 9.1% in the 2000 third quarter and 9.0% in the 2000 year-to-date periods compared to 9.0% in the same 1999 periods.


Other Income (Expense), Net

Other income (expense) consisted of the following:

                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2000             1999              2000              1999
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Gain on sales of assets                       $         -       $        -        $        34      $          -
Other, net                                             (2)               3                  3                 8
---------------------------------------------
                                              --- ------------- -- -------------- -- ------------- --- -------------

Total                                         $        (2)      $        3        $        37      $          8
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

The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout "Management"s Discussion and Analysis of Financial Condition and Results of Operations". The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Sprint Spectrum is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events.

                                                                         Part I.
                                                                         Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES                    Sprint Spectrum L.P.
ABOUT MARKET RISK


Omitted under the provisions of General Instruction H.

                                                                        Part II.
                                                               Other Information

Item 1.  Legal Proceedings

    There were no reportable events during the quarter ended September 30, 2000.

Item 2.  Changes in Securities

    Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

    Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

    Omitted under the provisions of General Instruction H.

Item 5.  Other Information

    There were no reportable events during the quarter ended September 30, 2000.

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

          (27) Financial Data Schedule

               (a)  September 30, 2000

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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


Date:  November 13, 2000


                                                                                                                             Part I.
                                                                                                                             Item 1.
Sprint Spectrum Finance Corporation
--------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS (Unaudited)

                                                                                     September 30,   December 31,
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

                                                                        Part II.
                                                               Other Information

Item 1.  Legal Proceedings

    There were no reportable events during the quarter ended September 30, 2000.

Item 2.  Changes in Securities

    Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

    Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

    Omitted under the provisions of General Instruction H.

Item 5.  Other Information

    There were no reportable events during the quarter ended September 30, 2000.

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

          (27) Financial Data Schedule

               (a)  September 30, 2000

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.


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


Date:  November 13, 2000