Form 10-K405
period 2000-12-31
SPRINT SPECTRUM L P; SPRINT SPECTRUM FINANCE CORP
filed 2001-03-30
CIK 1015551, 1017358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  December 31, 2000

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

                                               333-06609-01
Commission file number                         333-06609-02

                              SPRINT SPECTRUM L.P.
                      SPRINT SPECTRUM FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     48-1165245
             DELAWARE                                     43-1746537
  (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                    Identification Nos.)

6160 Sprint Parkway, Overland Park, Kansas                 66251
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (800) 829-0965

Securities registered pursuant to Section 12(b) and 12(g) of the Act: None

The registrants meet the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and are therefore filing this Form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At March 1, 2001 Sprint Spectrum Finance Corporation had 100 common shares outstanding.

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

The general partner of Sprint Spectrum is Sprint Spectrum Holding Company, L.P. (Holdings), and the limited partner is MinorCo, L.P. (MinorCo). Both Holdings and MinorCo are Delaware limited partnerships. In November 1998, Sprint Spectrum became an indirect wholly owned subsidiary of Sprint Corporation when Sprint acquired the remaining ownership interests of Tele-Communications, Inc., Cox Communications, Inc., and Comcast Corporation in Holdings and MinorCo.

Sprint Spectrum is a provider of wireless personal communication services (PCS) in the United States. Sprint Spectrum's 30 wholly owned markets cover 156 million population equivalents (Pops) and include the New York, San Francisco, Detroit, Dallas/Fort Worth and Boston/Providence major trading areas. Sprint Spectrum, together with certain affiliates, has licenses to provide service to the entire U.S. population, including Puerto Rico and the U.S. Virgin Islands.

Sprint Spectrum is subject to the jurisdiction of the Federal Communications Commission (FCC).

Each of the markets in which Sprint Spectrum competes is served by other two-way wireless service providers, including cellular and PCS operators and resellers. A majority of the markets have five or more commercial mobile radio service providers. Each of the top 50 metropolitan markets has at least one other PCS competitor in addition to two cellular incumbents. Many of these competitors have been operating for a number of years and currently serve a significant subscriber base.

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



--------------------------------------------------------------------------------
Item 2.  Properties
--------------------------------------------------------------------------------

Sprint Spectrum's properties consist mainly of network equipment, construction work in progress and buildings and leasehold improvements. The following table summarizes Sprint Spectrum's major assets as a percentage of total property, plant and equipment at year-end 2000.

Property, plant and equipment
   Network equipment                              63.1%
   Buildings and leasehold improvements
                                                  16.6%
   Construction work in progress                  14.7%
   Other                                           5.6%
----------------------------------------------------------

                                                 100.0%
                                             -------------


--------------------------------------------------------------------------------
Item 3.  Legal Proceedings
--------------------------------------------------------------------------------

Sprint Spectrum has been involved in legal proceedings in various states concerning the suspension of the processing or approval of permits and other issues arising in connection with tower siting. There can be no assurance that such litigation and similar actions taken by others seeking to block the construction of individual cell sites of Sprint Spectrum's network will not, in the aggregate, significantly delay further expansion of Sprint Spectrum's network coverage.

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

Part II

--------------------------------------------------------------------------------
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

At year-end 2000, Sprint Spectrum had no common equity and there is no market for the common equity of FinCo.

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

No reportable items.


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

          (3.4)Certificate  of   Incorporation   of  Sprint   Spectrum   Finance
               Corporation (incorporated by reference to Exhibit 3.3 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

          (3.5)Bylaws of Sprint Spectrum  Finance  Corporation  (incorporated by reference to Exhibit 3.4 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

         Instruments Defining the Rights of Security Holders

          (4.1)Senior Note  Indenture  (including  form of Senior  Note),  dated
               August 23, 1996, between Sprint Spectrum L.P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Sprint Spectrum's Form 10-Q for the quarter ended September 30, 1996).

          (4.2)Senior   Discount  Note  Indenture   (including  form  of  Senior
               Discount Note), dated August 23, 1996, between Sprint Spectrum L.P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to Sprint Spectrum's Form 10-Q for the quarter ended September 30,
               1996).

          (4.3)Loans  from  Sprint  Corporation  to  Sprint  Spectrum  L.P.  are governed by Sprint's Tracking Stock Policies (incorporated by reference to Exhibit 4D to Post-Effective Amendment No. 2 to Sprint Corporation's Form S-3 Registration Statement, Registration No. 33-58488, filed on December 3, 1998).

         Executive Compensation Arrangements

          (10.1) Employment  Agreement  dated as of September 29, 1995,  between
               Sprint Spectrum Holding Company, L.P. and Joseph M. Gensheimer (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to Sprint Spectrum's Form S-1 Registration Statement, Registration No. 333-06609, filed on July 30, 1996).

          (10.2) Employment  Agreement  dated January 21, 1997,  between  Sprint
               Spectrum L.P. and Charles E. Levine (incorporated by reference to
               Exhibit 10.4 to Sprint Spectrum's Form 10-Q for the quarter ended March 31, 1997).

Sprint Spectrum will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments (other than those listed above) defining the rights of holders of its long-term debt.

(b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed in the 2000 fourth quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SPRINT SPECTRUM L.P.
                             ---------------------------------------------------
                             (Registrant)


                             /s/  Charles E. Levine
                             ---------------------------------------------------
                             Charles E. Levine
                             President

Date:  March 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2001.


                             /s/  Charles E. Levine
                             ---------------------------------------------------
                             Charles E. Levine
                             President
                             (Principal Executive Officer)


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


                             /s/  Eric R. Slusser
                             ---------------------------------------------------
                             Eric R. Slusser
                             Controller

SIGNATURES

                             SPRINT SPECTRUM L.P.
                             ---------------------------------------------------
                             (Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2001.

                             /s/  J. Richard Devlin
                             ---------------------------------------------------
                             J. Richard Devlin, Director
                             SWV Six, Inc., a general partner of Sprint Spectrum Holding Company, L.P., a limited partnership that is general partner of Sprint Spectrum L.P.


                             /s/  Tom Gerke
                             ---------------------------------------------------
                             Tom Gerke, Director
                             SWV Six, Inc., a general partner of Sprint Spectrum Holding Company, L.P., a limited partnership that is general partner of Sprint Spectrum L.P.


                             /s/  Arthur B. Krause
                             ---------------------------------------------------
                             Arthur B. Krause, Director
                             SWV Six, Inc., a general partner of Sprint Spectrum Holding Company, L.P., a limited partnership that is general partner of Sprint Spectrum L.P.

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


                             SPRINT SPECTRUM FINANCE CORPORATION
                             ---------------------------------------------------
                             (Registrant)



                             /s/  Charles E. Levine
                             ---------------------------------------------------
                             Charles E. Levine
                             President


Date:  March 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2001.



                             /s/  Charles E. Levine
                             ---------------------------------------------------
                             Charles E. Levine
                             President
                             (Principal Executive Officer)


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


                             /s/  Eric R. Slusser
                             ---------------------------------------------------
                             Eric R. Slusser
                             Controller


                             /s/  Michael T. Hyde
                             ---------------------------------------------------
                             Michael T. Hyde
                             Director


                             /s/  Tom Gerke
                             ---------------------------------------------------
                             Tom Gerke
                             Director


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

Financial Statement Schedule
     Schedule II                                                                                        F-15


SPRINT SPECTRUM FINANCE CORPORATION

Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                        F-16

Financial Statements
     Balance Sheets                                                                                     F-17
     Note to Balance Sheets                                                                             F-18


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

In November 1998, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. and MinorCo, L.P. from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. At that time, Sprint created the Sprint PCS Group, which consists of Sprint's wireless personal communication services (PCS), including Sprint Spectrum. Sprint Spectrum Holding Company, L.P. is the general partner of Sprint Spectrum L.P. and MinorCo, L.P. is the limited partner.

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

     o the costs and business risks associated with providing new services and entering and expanding markets necessary to provide seamless services;

     o the ability of Sprint Spectrum to continue to grow a significant market presence;

     o    the    effects   of   mergers    and    consolidations    within   the
          telecommunications  industry;

     o the impact of any unusual items resulting from ongoing evaluations of Sprint Spectrum's business strategies;

     o    unexpected results of litigation filed against Sprint Spectrum;

     o the possibility of one or more of the markets in which Sprint Spectrum competes being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sprint Spectrum has no control; and

     o other risks referenced from time to time in Sprint's or Sprint Spectrum's filings with the Securities and Exchange Commission.

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

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

--------------------------------------------------------
                          2000       1999       1998
--------------------------------------------------------
                                 (millions)
Net operating
   revenues          $    3,942  $   2,258  $     961
--------------------------------------------------------

Operating expenses
   Costs of
     services and         1,822      1,451        925
     products
   Selling, general
     and
     administrative       1,896      1,502      1,063
   Depreciation and
     amortization           918        747        592
--------------------------------------------------------
Total operating
   expenses               4,636      3,700      2,580
--------------------------------------------------------

Operating loss       $     (694) $  (1,442) $  (1,619)
                     -----------------------------------

Loss before
   extraordinary     $   (1,337) $   (1,965)$  (1,996)
   items
                     -----------------------------------

Capital expenditures $   (1,957) $  (1,712) $  (1,248)
                     -----------------------------------


Sprint Spectrum markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for approximately 25% of net operating revenues in 2000, 28% in 1999 and 25% in 1998.

Net Operating Revenues

Net operating revenues include subscriber revenues and sales of handsets and accessory equipment. Subscriber revenues consist of monthly recurring charges, usage charges and activation fees. Subscriber revenues increased 79% in 2000 mainly reflecting an increase in the average number of customers. Subscriber revenues increased 141% in 1999 mainly reflecting the launch of new markets and an increase in the average number of customers.

Average monthly customer churn rates have improved to the upper 2% range in 2000 from the mid 3% range during 1999 and 1998. The improvement reflects expanded network coverage and the success of several customer retention initiatives.

Average monthly service revenue per user (ARPU) increased slightly in 2000 partly due to the implementation of activation charges in the second quarter. ARPU decreased in 1999 due to a wider acceptance of lower-priced, bundled minute rate plans.

Revenues from the sales of handsets and accessories were approximately 14% of net operating revenues in 2000, 17% in 1999 and 19% in 1998. As part of Sprint Spectrum's marketing plans, handsets are normally sold at prices below Sprint Spectrum's cost.

Operating Expenses

Costs of services and products mainly include handset and accessory costs, switch and cell site expenses and other network-related costs. These costs increased 26% in 2000 and 57% in 1999 reflecting the significant growth in customers and expanded market coverage, partly offset by a reduction in handset unit costs.

Selling, general and administrative (SG&A) expense mainly includes marketing costs to promote products and services as well as salary and benefit costs. SG&A expense increased 26% in 2000 and 41% in 1999 reflecting an expanded workforce to support subscriber growth and increased marketing and selling costs.

Acquisition costs per gross customer addition, including equipment subsidies and marketing costs, have improved to the mid-$300 range in 2000 from the mid-$400 range in 1999 and low-$600 range in 1998. Lower handset unit costs and scale benefits from greater customer additions have contributed to the improvement.

Monthly cash cost per user (CCPU) consists of costs of service revenues, service delivery and other general and administrative costs. CCPU decreased approximately 30% in 2000 and 1999. The improvements reflect successful expense management and scale benefits resulting from the increased customer base.

Depreciation and amortization expense consists mainly of depreciation of network assets and amortization of intangible assets. The intangible assets include PCS licenses, customer base and microwave relocation costs, which are being amortized over 30 months to 40 years. Depreciation and amortization expense increased 23% in 2000 and 26% in 1999. The increase in depreciation and amortization expense reflects an increased property and customer base.


--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Sprint Spectrum's effective interest rate on long-term debt was 8.9% in 2000, 9.0% in 1999 and 9.4% in 1998. The decrease in the effective interest rate from 1998 mainly reflects increased borrowings with lower interest rates.

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

--------------------------------------------------------------------------------
Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

See Note 6 of Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

REPORT OF INDEPENDENT AUDITORS

Partners of Sprint Spectrum L.P.

We have audited the accompanying consolidated balance sheets of Sprint Spectrum L.P. and subsidiaries (Sprint Spectrum) as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and changes in partners' capital for the years then ended. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule. These financial statements and the schedule are the responsibility of Sprint Spectrum's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sprint Spectrum L.P. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               Ernst & Young LLP

Kansas City, Missouri
February 1, 2001

REPORT OF INDEPENDENT AUDITORS

Partners of Sprint Spectrum L.P.

We have audited the consolidated statements of operations and cash flows of Sprint Spectrum L.P. and subsidiaries (Sprint Spectrum) for the year ended December 31, 1998. Our audit also included the 1998 financial statement schedule (Schedule II). These financial statements and Schedule II are the responsibility of Sprint Spectrum's management. Our responsibility is to express an opinion on these consolidated financial statements and Schedule II based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows of Sprint Spectrum for the year ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, Schedule II, when considered in relation to the basic 1998 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           Deloitte & Touche LLP

Kansas City, Missouri
February 2, 1999



CONSOLIDATED STATEMENTS OF OPERATIONS                                                          Sprint Spectrum L.P.
(millions)
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                    2000           1999            1998
-------------------------------------------------------------------------------------------------------------------

Net Operating Revenues                                                $     3,942     $    2,258      $      961
-------------------------------------------------------------------------------------------------------------------

Operating Expenses
      Costs of services and products                                        1,822          1,451             925
      Selling, general and administrative                                   1,896          1,502           1,063
      Depreciation                                                            855            686             531
      Amortization                                                             63             61              61
-------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                              4,636          3,700           2,580
-------------------------------------------------------------------------------------------------------------------

Operating Loss                                                               (694)        (1,442)         (1,619)

Interest expense                                                             (689)          (536)           (387)
Other income, net                                                              46             13              10
-------------------------------------------------------------------------------------------------------------------

Loss before Extraordinary Items                                            (1,337)        (1,965)         (1,996)
Extraordinary items                                                             -            (33)            (43)
-------------------------------------------------------------------------------------------------------------------

Net Loss                                                              $    (1,337)   $    (1,998)    $    (2,039)
                                                                     ----------------------------------------------









































                                     See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEETS                                                                         Sprint Spectrum L.P.
(millions)
-------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                 2000              1999
-------------------------------------------------------------------------------------------------------------------------

    Assets
    Current assets
      Cash and equivalents                                                             $        117      $         16
      Accounts receivable, net of allowance for doubtful
        accounts of $57 and $28                                                                 567               361
      Affiliate receivable                                                                      161               142
      Inventories                                                                               493               310
      Prepaid expenses and other assets                                                         103                54
-------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                    1,441               883

    Property, plant and equipment
      Network equipment                                                                       4,973             3,838
      Construction work in progress                                                           1,161             1,151
      Buildings and leasehold improvements                                                    1,305               873
      Other                                                                                     439               381
-------------------------------------------------------------------------------------------------------------------------
      Total property, plant and equipment                                                     7,878             6,243
      Accumulated depreciation                                                               (2,143)           (1,447)
-------------------------------------------------------------------------------------------------------------------------
      Net property, plant and equipment                                                       5,735             4,796

    Intangible assets
      PCS licenses                                                                            2,129             2,137
      Microwave relocation costs                                                                344               314
      Customer base                                                                              13                 -
-------------------------------------------------------------------------------------------------------------------------
      Total intangible assets                                                                 2,486             2,451
      Accumulated amortization                                                                 (234)             (171)
-------------------------------------------------------------------------------------------------------------------------
      Net intangible assets                                                                   2,252             2,280
    Other assets                                                                                 82                71
-------------------------------------------------------------------------------------------------------------------------

    Total                                                                              $      9,510      $      8,030
                                                                                      -----------------------------------

Liabilities and Partners' Capital
    Current liabilities
      Current maturities of long-term debt                                             $        183      $          5
      Accounts payable                                                                          612               418
      Affiliated payables to Sprint                                                             465               274
      Construction obligations                                                                  589               664
      Accrued advertising                                                                        97                97
      Accrued expenses and other current liabilities                                            601               405
-------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                               2,547             1,863

    Long-term debt                                                                            9,656             7,960

    Other noncurrent liabilities                                                                145                89

    Partners' capital and accumulated deficit:
      Partners' capital                                                                       4,495             4,114
      Accumulated deficit                                                                    (7,333)           (5,996)
-------------------------------------------------------------------------------------------------------------------------
      Total partners' capital and accumulated deficit                                        (2,838)           (1,882)
-------------------------------------------------------------------------------------------------------------------------

    Total                                                                              $      9,510      $      8,030
                                                                                      -----------------------------------














                                     See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS                                                             Sprint Spectrum L.P.
(millions)
-----------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                 2000              1999             1998
-----------------------------------------------------------------------------------------------------------------------

Operating Activities

Net loss                                                            $     (1,337)     $     (1,998)    $     (2,039)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                           918               747              592
     Extraordinary loss                                                        -                33               43
     Gain on sale of assets                                                  (34)                -                -
     Amortization of debt discount and issuance costs                         59                56               54
     Changes in assets and liabilities:
       Accounts receivable, net                                             (206)             (135)            (129)
       Affiliated receivables and payables, net                              180               312             (113)
       Inventories and other current assets                                 (189)             (232)               9
       Accounts payable and other current liabilities                        269               216              211
       Other noncurrent assets and liabilities                                32                34               25
-----------------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                       (308)             (967)          (1,347)
-----------------------------------------------------------------------------------------------------------------------

Investing Activities

Capital expenditures                                                      (1,957)           (1,712)          (1,248)
Proceeds from sale of assets                                                 165                 -                -
-----------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                     (1,792)           (1,712)          (1,248)
-----------------------------------------------------------------------------------------------------------------------

Financing Activities

Proceeds from long-term debt                                               1,822             4,074            5,234
Payments on long-term debt                                                     -            (1,875)          (2,889)
Partners' capital contributions                                              379               426              253
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  2,201             2,625            2,598
-----------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Equivalents                                  101               (54)               3
Cash and Equivalents at Beginning of Year                                     16                70               67
-----------------------------------------------------------------------------------------------------------------------

Cash and Equivalents at End of Year                                 $        117      $         16     $         70
                                                                    ----------------- ---------------- ----------------




























                                     See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL                                         Sprint Spectrum L.P.
(millions)
---------------------------------------------------------------------------------------------------------------------

                                                                      Partners'        Accumulated
                                                                       Capital           Deficit           Total
---------------------------------------------------------------------------------------------------------------------

Beginning 1998 balance                                            $    3,437        $   (1,959)      $    1,478
Capital contributions                                                    253                 -              253
Net loss                                                                   -            (2,039)          (2,039)
---------------------------------------------------------------------------------------------------------------------

Ending 1998 balance                                                    3,690            (3,998)            (308)
Capital contributions                                                    426                 -              426
Net loss                                                                   -            (1,998)          (1,998)
Other, net                                                                (2)                -               (2)
---------------------------------------------------------------------------------------------------------------------

Ending 1999 balance                                                    4,114            (5,996)          (1,882)
Capital contributions                                                    379                 -              379
Net loss                                                                   -            (1,337)          (1,337)
Other, net                                                                 2                 -                2
---------------------------------------------------------------------------------------------------------------------

Ending 2000 balance                                               $    4,495        $   (7,333)      $   (2,838)
                                                                 ----------------------------------------------------














































                                     See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  Sprint Spectrum L.P.

--------------------------------------------------------------------------------
1.  Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Tracking Stock Formation

Sprint Spectrum L.P., with its wholly owned subsidiaries (Sprint Spectrum), began commercial code division multiple access operations late in the 1996 fourth quarter. Sprint Spectrum is wholly owned by Sprint Corporation (Sprint).

In November 1998, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. (Holdings) and MinorCo, L.P. from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (the Cable Partners). This transaction is referred to as the PCS Restructuring. At that time, Sprint created the Sprint PCS Group, which consists of Sprint's wireless personal communication services (PCS). The Sprint PCS Group includes Sprint Spectrum, American PCS, L.P. (APC), PhillieCo, L.P. (PhillieCo), SprintCom, Inc. (SprintCom) and Cox Communications PCS, L.P. (Cox PCS).

Sprint's PCS stock, which is a separate class of Sprint common stock, is intended to reflect the performance of the PCS Group.

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

Under Sprint's centralized cash management program, Sprint and Sprint Spectrum may advance funds to each other. These advances are accounted for as short-term borrowings between the companies and bear interest at a market rate that is substantially equal to the rate that the companies would be able to obtain from third parties on a short-term basis.

The allocation of financing may change at the discretion of Sprint.

Income Taxes

Sprint Spectrum has not provided for federal or state income taxes since taxes are the responsibility of the partners.

Revenue Recognition

Sprint Spectrum recognizes operating revenues as services are rendered or as products are delivered to customers. Service activation fees are deferred and amortized over the average life of the service.

Sprint Spectrum  implemented  SEC Staff  Accounting  Bulletin No. 101,  "Revenue
Recognition in Financial Statements," during the fourth quarter of 2000, effective the beginning of the year. This bulletin requires activation and installation fee revenues that do not represent a separate earnings process to be deferred and recognized over the estimated service period. Associated incremental direct costs may also be deferred, but only to the extent of revenues subject to deferral. The effect of the change on the nine months ended September 30, 2000 was to decrease revenues and expenses by $60 million.

Cash and Equivalents

Cash equivalents generally include highly liquid investments with original maturities of three months or less. They are stated at cost, which approximates market value. Sprint Spectrum uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks in excess of cash balances were included in accounts payable. These amounts totaled $17 million at year-end 2000 and $22 million at year-end 1999. Sprint Spectrum had sufficient funds available to fund these outstanding checks when they were presented for payment.

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

Capitalized Interest

Sprint Spectrum capitalizes interest costs related to network buildout and PCS licenses, which totaled $99 million in 2000, $71 million in 1999 and $36 million in 1998.

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

PCS Licenses

Sprint Spectrum  acquired  licenses from the Federal  Communications  Commission
(FCC) to operate as a PCS service provider. These licenses are granted for up to 10-year terms with renewals for additional 10-year terms if license obligations are met. These licenses are recorded at cost and are amortized on a straight-line basis over 40 years when service begins in a specific geographic area. Accumulated amortization totaled $205 million at year-end 2000 and $152 million at year-end 1999.

Microwave Relocation Costs

Sprint Spectrum has incurred costs related to microwave relocation in constructing the PCS network. Microwave relocation costs are being amortized over the remaining lives of the PCS licenses. Accumulated amortization totaled $27 million at year-end 2000 and $19 million at year-end 1999.

Customer Base

Sprint Spectrum capitalized the fair value of $13 million for the customer base acquired in 2000. The customer base is being amortized over 30 months using the straight-line method. Accumulated amortization totaled $2 million at year-end 2000.


Advertising Costs

Sprint Spectrum expenses costs of advertising as incurred. Advertising costs totaled $456 million in 2000, $371 million in 1999 and $212 million in 1998.

Stock-based Compensation

Sprint Spectrum participates in the incentive-based stock option plans and employee stock purchase plan administered by Sprint for executives and other employees. Sprint Spectrum adopted the pro forma disclosure requirements under Statement of Financial Accounting Standards (SFAS) No. 123, "Stock-based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to its stock option and employee stock purchase plans. Had Sprint Spectrum applied SFAS 123, pro forma net loss would have been $1,522 million in 2000, $2,051 million in 1999 and would not have changed materially for the year ended 1998.

Trademark Agreement

Sprint(R) is a registered trademark of Sprint and Sprint PCSSM is a registered service mark of Sprint. Sprint Spectrum uses these on a royalty-free basis under trademark license agreements.

--------------------------------------------------------------------------------
2.  Employee Benefit Plans
--------------------------------------------------------------------------------

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

Net pension costs are determined for Sprint Spectrum based on a direct calculation of service costs. Sprint Spectrum recorded net pension costs of approximately $5 million in 2000 and $4 million in 1999.

Defined Contribution Plan

Prior to January 1999, Sprint Spectrum sponsored a savings and retirement program for certain employees. Sprint Spectrum matched contributions equal to 50% of the contribution of each participant, up to the first 6% of compensation that the employee elected to contribute. Expense under the savings plan was $6 million in 1998. Effective January 1999, Sprint Spectrum employees began making contributions to Sprint's defined contribution plan. The existing assets of the Sprint Spectrum savings plan were rolled over to Sprint's defined contribution plan in early 1999. Sprint Spectrum recorded expense of approximately $14 million in 2000 and $9 million in 1999 for matching contributions to the Sprint defined contribution plans.

Postretirement Benefits

Effective January 1999, most Sprint Spectrum employees also became eligible for postretirement benefits (principally medical and life insurance benefits). Retiring employees are eligible for benefits on a shared-cost basis. Sprint funds the accrued costs as benefits are paid.

Net postretirement benefits costs are determined for Sprint Spectrum based on a direct calculation of service costs. Sprint Spectrum recorded net postretirement benefits costs of $0.2 million in 2000 and $1 million in 1999.

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

In  1999,   Sprint  began  issuing  the  shares  and  the  options  have  become exercisable, based on the vesting requirements of the converted units.

--------------------------------------------------------------------------------
3.  Long term Debt
--------------------------------------------------------------------------------

Sprint Spectrum's long-term debt at year-end was as follows:

------------------------------------------------------------------------------------------------------------------

                                                                 Maturing             2000              1999
------------------------------------------------------------------------------------------------------------------
                                                                                            (millions)
Senior notes
    7.6% to 9.5% (1)                                           2004 to 2028    $     6,331      $      5,331
    11.0% to 12.5%                                             2001 to 2006            714               661
Notes payable and commercial paper (1)                              -                1,945             1,124
Intercompany notes with Sprint
    8.4%                                                           2006                844               844
Other
    6.5%                                                           2001                  5                 5
------------------------------------------------------------------------------------------------------------------
                                                                                     9,839             7,965
Less:  current maturities                                                              183                 5
------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                 $     9,656      $      7,960
                                                                               -----------------------------------

(1) These borrowings were incurred by Sprint and allocated to Sprint Spectrum.  See Note 1 for a more detailed description of how
    Sprint allocates financing to Sprint Spectrum.




Scheduled principal payments, excluding reclassified short-term borrowings, during each of the next five years are as follows:

------------------------------------------------------
                                         (millions)
2001                                  $        183
2002                                         1,000
2003                                             -
2004                                         1,406
2005                                             -
------------------------------------------------------


Short-term Borrowings

Sprint allocated a portion of its notes payable and commercial paper to Sprint Spectrum. Though Sprint's borrowings are renewable at various dates throughout the year, they were classified as long-term debt because of Sprint's intent and ability, through unused credit facilities, to refinance these borrowings on a long-term basis. The weighted average interest rate charged to Sprint Spectrum was 8.3% at year-end 2000 and 7.8% at year-end 1999.

In the 1999 first quarter, Sprint Spectrum terminated its revolving credit facilities and repaid, prior to scheduled maturities, the related outstanding balance of $1.7 billion. These facilities had interest rates ranging from 5.6% to 6.3%. These repayments resulted in a $33 million extraordinary loss. These short-term borrowings were repaid with the long-term financing provided by Sprint.

Long-term Debt

Sprint Spectrum had borrowings allocated from Sprint totaling $8.3 billion at year-end 2000 and $6.5 billion at year-end 1999. Sprint Spectrum used the proceeds from debt allocated from Sprint and other borrowings from Sprint to fund new capital investments, repay existing debt and fund operating losses and working capital requirements.

Sprint loaned Sprint Spectrum $844 million in 1999 and $180 million in 1998. Sprint Spectrum repaid $180 million in 1999.

In 1998, Sprint Spectrum redeemed, prior to scheduled maturities, $2.9 billion of vendor financing and term loans with a weighted average interest rate of 8.4%. This resulted in a $43 million extraordinary loss. The debt was repaid using proceeds from senior notes allocated from Sprint.

Sprint Spectrum's Senior Discount notes are recorded net of unamortized discounts totaling $36 million at year-end 2000 and $89 million at year-end 1999.

Other

Sprint Spectrum had complied with all restrictive or financial covenants relating to its debt arrangements at year-end 2000.

Sprint Spectrum estimates the fair value of its long-term debt using available market information and appropriate valuation methodologies. As a result, the following estimates do not necessarily represent the values Sprint Spectrum could realize in a current market exchange. Although management is not aware of any factors that would affect the year-end 2000 estimated fair values, those amounts have not been comprehensively revalued for purposes of these financial statements since that date. Therefore, estimates of fair value after year-end 2000 may differ significantly.

The estimated fair value of Sprint Spectrum's long-term debt is based on quoted market prices for publicly traded issues. The estimated fair value of all other issues is based on the present value of estimated future cash flows using a discount rate based on the risks involved. The estimated fair value of Sprint Spectrum's long-term debt was $9.5 billion at year-end 2000 and $7.8 billion at year-end 1999.

In 1998, Sprint deferred losses from the termination of interest rate swap agreements used to hedge a portion of a $5.0 billion debt offering. A portion of these losses totaling $65 million were allocated to Sprint Spectrum and are being amortized to interest expense using the effective interest method over the term of the debt. At year-end 2000, Sprint Spectrum's share of the remaining unamortized deferred loss totaled $53 million.

--------------------------------------------------------------------------------
4.  Commitments and Contingencies
--------------------------------------------------------------------------------

Litigation, Claims and Assessments

Various suits arising in the ordinary course of business are pending against Sprint Spectrum. Management cannot predict the final outcome of these actions but believes they will not be material to the consolidated financial statements.

Commitments

At year-end 2000, Sprint Spectrum has purchase commitments with various vendors to purchase handsets and other equipment through 2001. Outstanding commitments at year-end totaled approximately $830 million.

Sprint Spectrum has an agreement with a vendor to provide PCS call record and retention services. Annual minimum commitments range from $40 to $60 million through 2004. The agreement may be extended beyond 2004 at one-year intervals with consent of both parties. Termination of the agreement is permissible with cause.


Operating Leases

Minimum rental commitments at year-end 2000 for all noncancelable operating leases, consisting mainly of leases for cell and switch sites and office space, are as follows:

------------------------------------------------------
                                         (millions)

2001                                  $       101
2002                                           69
2003                                           53
2004                                           35
2005                                           11
Thereafter                                     34
------------------------------------------------------


Gross rental expense totaled $234 million in 2000, $172 million in 1999 and $139 million in 1998. Rental commitments for subleases were not significant. The table excludes renewal options related to certain cell and switch site leases. These renewal options generally have five-year terms and may be exercised from time to time.

--------------------------------------------------------------------------------
5.  Additional Financial Information
--------------------------------------------------------------------------------

Supplemental Cash Flows Information

Sprint Spectrum paid cash for interest, net of capitalized interest, totaling $562 million in 2000, $409 million in 1999 and $189 million in 1998.

Noncash activities for Sprint Spectrum included $154 million of accrued interest converted to long-term debt in 1998.

Related Party Transactions

Sprint

Sprint Spectrum is using Sprint's global markets division as its interexchange carrier and purchasing wholesale long distance for resale to its customers. Additionally, Sprint provided Sprint Spectrum with Caller ID services and various other goods and services. Charges to Sprint Spectrum for these items totaled $238 million in 2000, $164 million in 1999 and $125 million in 1998.

Sprint Spectrum provides Sprint with access to its network and telemarketing and various other services. Charges to Sprint for these items totaled $21 million in 2000 and $2 million in 1999.

Sprint provided management, printing, mailing and warehousing services to Sprint Spectrum totaling $103 million in 2000, $40 million in 1999 and $25 million in 1998.

The difference between Sprint's actual interest costs and the interest costs charged to Sprint Spectrum on allocated debt totaled $130 million in 2000, $108 million in 1999 and $9 million in 1998. See Note 1 for a more detailed description of how Sprint allocates financing to Sprint Spectrum. Additionally, Sprint had an investment in Sprint Spectrum's Senior Discount notes totaling $169 million at year-end 2000 and $150 million at year-end 1999. The related interest expense totaled $19 million in 2000, $16 million in 1999 and $15 million in 1998.

Interest expense related to the intercompany notes with Sprint totaled $70 million in 2000, $60 million in 1999 and $26 million in 1998.

APC

APC reimburses Sprint Spectrum for certain allocated costs. APC provides PCS services in the Washington, DC -- Baltimore major trading area (MTA). In addition, APC pays affiliation fees to Sprint Spectrum. Reimbursement costs totaled $62 million in 2000, $60 million in 1999 and $15 million in 1998. Sprint Spectrum earned $10 million in 2000, $6 million in 1999 and $4 million in 1998 for affiliation fees. Sprint Spectrum had a receivable from APC totaling $37 million at year-end 2000 and $8 million at year-end 1999.

PhillieCo

Sprint Spectrum provides various services and charges affiliation fees to PhillieCo, which provides PCS services in the Philadelphia MTA. These charges totaled $66 million in 2000, $47 million in 1999 and $21 million in 1998. Sprint Spectrum had a receivable from PhillieCo totaling $15 million at year-end 2000 and $5 million at year-end 1999.

SprintCom

In 1997, Sprint Spectrum began building SprintCom's PCS network. These services include engineering, management, purchasing, accounting and other related services and totaled $518 million in 2000, $395 million in 1999 and $100 million in 1998. Sprint Spectrum had a receivable from SprintCom totaling $86 million at year-end 2000 and $98 million at year-end 1999.

Cox PCS

Cox PCS, which provides PCS services in the Los Angeles--San Diego--Las Vegas MTAs, reimburses Sprint Spectrum for certain allocated costs and participates in certain handset agreements. Allocated costs totaled $159 million in 2000, $121 million in 1999 and $34 million in 1998. Sprint Spectrum had a receivable from Cox PCS totaling $23 million at year-end 2000 and $30 million at year-end 1999.

Major Customer

Sprint Spectrum markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for approximately 25% of net operating revenues in 2000, 28% in 1999 and 25% in 1998

Concentrations of Credit Risk

Sprint Spectrum's accounts receivable are not subject to any concentration of credit risk.

--------------------------------------------------------------------------------
6.  Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative values are to be accounted for based on how the derivative was used and whether it qualified for hedge accounting. When adopted in January 2001, this statement had no material impact on Sprint Spectrum's consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and provides consistent standards for distinguishing transfers from sales and secured borrowings. This statement is effective for transactions occurring after March 31, 2001 and is not expected to have a material impact on Sprint Spectrum's consolidated financial statements.

--------------------------------------------------------------------------------
7.  Subsequent Event (Unaudited)
--------------------------------------------------------------------------------

In January 2001, Sprint issued $2.4 billion of debt securities and allocated $750 million of debt maturing in 2006 to Sprint Spectrum at an interest rate of 8.2%. The allocated debt was used mainly to repay commercial paper.

                                                         SPRINT SPECTRUM L.P.
                                     SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                             Years Ended December 31, 2000, 1999 and 1998


                                                                     Additions
                                                             ---------------------------
                                                Balance                     Charged to                     Balance
                                               Beginning     Charged to        Other          Other        End of
                                                of Year        Income        Accounts       Deductions        Year
----------------------------------------------------------------------------------------------------------------------
                                                                           (millions)
2000
    Allowance for doubtful accounts         $      28      $      142    $        -     $      (113)(1) $       57
                                            --------------------------------------------------------------------------

1999
    Allowance for doubtful accounts         $      10      $      123    $        -     $      (105)(1) $       28
                                            --------------------------------------------------------------------------

1998
    Allowance for doubtful accounts         $      9       $       52    $        -     $       (51)(1) $       10
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


--------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS (Unaudited)                                                      Sprint Spectrum Finance Corporation

--------------------------------------------------------------------------------------------------------------------
December 31,                                                                               2000            1999
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholder's Deficit
Payable to Sprint Spectrum                                                           $     1,497     $     1,497
--------------------------------------------------------------------------------------------------------------------

Shareholder's deficit
     Common stock, $1.00 par value; 1,000 shares authorized;
         100 shares issued and outstanding                                                   100             100
     Accumulated deficit                                                                  (1,597)         (1,597)
--------------------------------------------------------------------------------------------------------------------
     Total shareholder's deficit                                                          (1,497)         (1,497)
--------------------------------------------------------------------------------------------------------------------
Total                                                                                $         -     $         -
                                                                                     -------------------------------
















































                                               See accompanying Note to Balance Sheets.

--------------------------------------------------------------------------------
NOTE TO BALANCE SHEETS (Unaudited)           Sprint Spectrum Finance Corporation

FinCo, a wholly owned subsidiary of Sprint Spectrum L.P., was formed to be a co-obligor of certain securities issued by Sprint Spectrum. FinCo has nominal assets and had no operations or cash flows for the years ended December 31, 2000, 1999 and 1998. At year-end 2000, FinCo was a co-obligor of $714 million of Sprint Spectrum's senior notes. See Note 3 of Sprint Spectrum's Notes to Consolidated Financial Statements for more information.