Form 10-Q
period 2001-03-31
SPRINT SPECTRUM L P; SPRINT SPECTRUM FINANCE CORP
filed 2001-05-15
CIK 1015551, 1017358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2001
                               -------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------   ------------------------------

                                           333-06609-01
Commission file number                     333-06609-02
                       ---------------------------------------------------------

                              SPRINT SPECTRUM L.P.
                       SPRINT SPECTRUM FINANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                 48-1165245
                 DELAWARE                                 43-1746537
-------------------------------------------     --------------------------------
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                 Identification Nos.)


  6160 Sprint Parkway, Overland Park, Kansas                 66251
----------------------------------------------         -------------------------
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code        (800) 829-0965
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

Yes    X      No______
   --------

At May 1, 2001 Sprint Spectrum Finance Corporation had 100 common shares outstanding.



Table of Contents

                                                                                                        Page
                                                                                                       Number
                                                                                                 -------------------

SPRINT SPECTRUM L.P.

Part I - Financial Information
          Item 1.  Financial Statements
                     Consolidated Statements of Operations                                               1
                     Consolidated Balance Sheets                                                         2
                     Consolidated Statements of Cash Flows                                               3
                     Consolidated Statement of Changes in Partners' Capital and Accumulated
                           Deficit                                                                       4
                     Condensed Notes to Consolidated Financial Statements                                5
          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                   7
          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            10

Part II - Other Information
          Item 1.  Legal Proceedings                                                                     10
          Item 2.  Changes in Securities                                                                 10
          Item 3.  Defaults Upon Senior Securities                                                       10
          Item 4.  Submission of Matters to a Vote of Security Holders                                   10
          Item 5.  Other Information                                                                     10
          Item 6.  Exhibits and Reports on Form 8-K                                                      10

Signature                                                                                                11

SPRINT SPECTRUM FINANCE CORPORATION

Part I - Financial Information
          Item 1.  Financial Statements
                     Balance Sheets                                                                      12
                     Notes to Financial Statements                                                       12
          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                   12
          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            12

Part II - Other Information
          Item 1.  Legal Proceedings                                                                     13
          Item 2.  Changes in Securities                                                                 13
          Item 3.  Defaults Upon Senior Securities                                                       13
          Item 4.  Submission of Matters to a Vote of Security Holders                                   13
          Item 5.  Other Information                                                                     13
          Item 6.  Exhibits and Reports on Form 8-K                                                      13

Signature                                                                                                14

                                                                         Part I.
                                                                         Item 1.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)                                              Sprint Spectrum L.P.
(millions)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Quarters Ended March 31,                                                                 2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                                                            $      1,247     $         777
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                          522               444
   Selling, general and administrative                                                     548               416
   Depreciation                                                                            267               195
   Amortization                                                                             17                16
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                              1,354             1,071
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Loss                                                                            (107)             (294)

Interest expense                                                                          (182)             (159)
Other income, net                                                                           19                30
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Loss from Continuing Operations                                                           (270)             (423)
Cumulative effect of change in
   accounting principle                                                                      2                 -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Loss                                                                          $       (268)    $        (423)
                                                                                  -- ------------- --- -------------
































See   accompanying   Condensed  Notes  to  Consolidated   Financial   Statements
(Unaudited).



CONSOLIDATED BALANCE SHEETS                                                                      Sprint Spectrum L.P.
(millions)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
                                                                                  March 31,         December 31, 2000
                                                                                     2001
----------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
    Assets
    Current assets
      Cash and equivalents                                                   $        120         $        117
      Accounts receivable, net of allowance for doubtful
        accounts of $76 and $57                                                       544                  567
      Inventories                                                                     550                  493
      Prepaids and other current assets                                               158                  103
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                          1,372                1,280

    Property, plant and equipment
      Network equipment                                                             5,325                4,973
      Construction work in progress                                                 1,075                1,161
      Buildings and leasehold improvements                                          1,375                1,305
      Other                                                                           487                  439
----------------------------------------------------------------------------------------------------------------------
      Total property, plant and equipment                                           8,262                7,878
      Accumulated depreciation                                                     (2,401)              (2,143)
----------------------------------------------------------------------------------------------------------------------
      Net property, plant and equipment                                             5,861                5,735

    Intangible assets
      PCS licenses                                                                  2,129                2,129
      Microwave relocation costs                                                      340                  344
      Customer base                                                                    11                   13
----------------------------------------------------------------------------------------------------------------------
      Total intangible assets                                                       2,480                2,486
      Accumulated amortization                                                       (251)                (234)
----------------------------------------------------------------------------------------------------------------------
      Net intangible assets                                                         2,229                2,252

    Other                                                                              79                   82
----------------------------------------------------------------------------------------------------------------------

    Total                                                                    $      9,541         $      9,349
                                                                           -------------------------------------------

Liabilities and Partners' Capital
    Current liabilities
      Short-term borrowings including current maturities of long-term debt   $        398         $        183
      Accounts payable                                                                375                  612
      Affiliated payables, net                                                        479                  304
      Construction obligations                                                        540                  589
      Accrued interest                                                                193                   82
      Accrued expenses and other current liabilities                                  589                  616
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                     2,574                2,386

    Long-term debt                                                                  9,318                9,656

    Other                                                                             155                  145

    Partners' capital and accumulated deficit
      Partners' capital                                                             5,095                4,495
      Accumulated deficit                                                          (7,601)              (7,333)
----------------------------------------------------------------------------------------------------------------------
      Total partners' capital and accumulated deficit                              (2,506)              (2,838)
----------------------------------------------------------------------------------------------------------------------

    Total                                                                    $      9,541         $      9,349
                                                                           -------------------------------------------





See   accompanying   Condensed  Notes  to  Consolidated   Financial   Statements
(Unaudited).



CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                                 Sprint Spectrum L.P.
(millions)
------------------------------------------------------------------------------------ ----------------- ----------------
Quarters Ended March 31,                                                                   2001             2000
------------------------------------------------------------------------------------ ----------------- ----------------

Operating Activities

Net loss                                                                              $       (268)    $       (423)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                             284              211
     Gain on sale of assets                                                                    (14)             (28)
     Amortization of debt discount and issuance costs                                           16               15
     Changes in assets and liabilities:
       Accounts receivable, net                                                                 23              (23)
       Affiliated receivables and payables                                                     175              280
       Inventories and other current assets                                                   (100)             (20)
       Accounts payable and other current liabilities                                         (215)             (56)
       Other noncurrent assets and liabilities                                                  11                8
------------------------------------------------------------------------------------ ----------------- ----------------
Net cash used by operating activities                                                          (88)             (36)
------------------------------------------------------------------------------------ ----------------- ----------------

Investing Activities

Capital expenditures                                                                          (407)            (431)
Proceeds from sale of assets                                                                    35              117
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities                                                         (372)            (314)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Financing Activities

Proceeds from long-term debt                                                                   750              389
Payments on long-term debt                                                                    (887)               -
Partners' capital contributions                                                                600                -
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash provided by financing activities                                                      463              389
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase in Cash and Equivalents                                                                 3               39
Cash and Equivalents at Beginning of Period                                                    117               16
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $        120     $         55
                                                                                     --- ------------- -- -------------
























See   accompanying   Condensed  Notes  to  Consolidated   Financial   Statements
(Unaudited).



CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL AND ACCUMULATED DEFICIT                  Sprint Spectrum L.P.
(Unaudited)
(millions)
---------------------------------------------------------------------------------------------------------------------

                                                                      Partners'        Accumulated
                                                                       Capital           Deficit           Total
---------------------------------------------------------------------------------------------------------------------

Beginning 2001 balance                                            $    4,495        $   (7,333)      $   (2,838)
Capital contributions                                                    600                 -              600
Net loss                                                                   -              (268)            (268)
---------------------------------------------------------------------------------------------------------------------

March 2001 balance                                                $    5,095        $   (7,601)      $   (2,506)
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

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to accounting principles generally accepted in the United States have been condensed or omitted. As a result, you should read these financial statements along with Sprint Spectrum L.P.'s 2000 Form 10-K. Operating results for the 2001 year-to-date period do not necessarily represent the results that may be expected for the year ending December 31, 2001.

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

--------------------------------------------------------------------------------

3. Cumulative Effect of Change in Accounting Principle
--------------------------------------------------------------------------------

Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated based on the exposures hedged. Changes in fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item. Changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Changes in fair value of derivative instruments that do not qualify for hedge relationship designation are recognized in earnings.

Risk Management Policies

Financial strategies are determined by Sprint on a centralized basis. Sprint selectively enters into interest rate swap and cap agreements to manage its exposure to interest rate changes on its debt. Sprint's derivative transactions are used for hedging purposes only and comply with Board-approved policies.

Sprint  enters  into  interest  rate swap  agreements  to  minimize  exposure to interest rate movements and achieve an optimal mixture of floating- and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert Sprint's fixed-rate debt to a floating rate by receiving fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

Sprint enters into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed rate.

In certain business transactions, Sprint is granted warrants to purchase the securities of other companies at fixed rates. These warrants are supplemental to the terms of the business transactions and are not designated as hedging instruments.

Adoption of the Accounting Standard

The derivative instruments held by Sprint Spectrum at the adoption of SFAS No. 133 are stock warrants. The stock warrants are not designated as hedging instruments and changes in the fair values of these derivative instruments are recognized in earnings during the period of change.

The adoption of SFAS No. 133 on January 1, 2001 resulted in a $2 million cumulative reduction in the net loss of Sprint Spectrum. The reduction of the net loss was due to changes in the fair value of warrants that are not designated as hedging instruments and is recorded in cumulative effect of change in accounting principle on the consolidated statements of operations.

Sprint Spectrum recorded a net derivative gain in earnings of $0.5 million for the 2001 first quarter due to changes in the fair value of the stock warrants that are not designated as hedging instruments. The net derivative gain is included in other income, net on the consolidated statements of operations.

--------------------------------------------------------------------------------
4.  Debt
--------------------------------------------------------------------------------

Sprint reclassifies short-term borrowings to long-term debt because of Sprint's intent and ability to refinance these borrowings on a long-term basis. The amount reclassified is limited to the long-term portion of Sprint's unused credit facilities. At the end of March 2001, short-term borrowings exceeded the long-term portion of those unused credit facilities. Accordingly, $210 million of commercial paper borrowings allocated to Sprint Spectrum remained in current liabilities.

During the 2001 year-to-date period, Sprint allocated $750 million of its debt securities maturing in 2006 to Sprint Spectrum at an interest rate of 8.2%. The allocated debt was used mainly to repay existing debt.

--------------------------------------------------------------------------------

5. Litigation, Claims and Assessments
--------------------------------------------------------------------------------

Various suits arising in the ordinary course of business are pending against Sprint Spectrum. Management cannot predict the final outcome of these actions but believes they will not be material to the consolidated financial statements.

--------------------------------------------------------------------------------
6.  Supplemental Cash Flows Information
--------------------------------------------------------------------------------

Sprint Spectrum's cash paid for interest, net of capitalized interest, totaled $40 million in the 2001 first quarter and $20 million in the same 2000 period.

--------------------------------------------------------------------------------
7.  Recently Issued Accounting Pronouncement
--------------------------------------------------------------------------------

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

                                                                         Part I.
                                                                         Item 2.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     Sprint Spectrum L.P.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

In November 1998, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P.--Sprint Spectrum's general partner--and MinorCo, L.P.--Sprint Spectrum's limited partner--from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. At that time, Sprint allocated its wireless personal communication services (PCS) operations, including Sprint Spectrum, to the Sprint PCS Group.

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



--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           March 31,                            Variance
                                               ---------------------------------- ----------------------------------
                                                    2001              2000                $               %
---------------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                                   (millions)
Net operating revenues                         $     1,247      $      777        $       470            60.5%
---------------------------------------------- ---------------- ----------------- ----------------

Operating expenses
   Costs of services and products                      522             444                 78            17.6%
   Selling, general and administrative                 548             416                132            31.7%
   Depreciation and amortization                       284             211                 73            34.6%
---------------------------------------------- ---------------- ----------------- ----------------

Total operating expenses                             1,354           1,071                283            26.4%
---------------------------------------------- ---------------- ----------------- ----------------

Operating loss                                 $      (107)     $     (294)       $       187            63.6%
                                               ---------------- ----------------- ----------------

Operating income (loss) before depreciation
   and amortization                            $       177      $      (83)       $       260             NM
                                               ---------------- ----------------- ----------------

NM = Not Meaningful


The wireless industry, including Sprint Spectrum, typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the remaining quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season; the timing of new products and service introductions; and aggressive marketing and sales promotions.

Sprint Spectrum markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for approximately 23% of net operating revenues in the 2001 first quarter. These revenues were approximately 24% of net operating revenues in the 2000 first quarter.


Net Operating Revenues

Net operating revenues include subscriber revenues and sales of handsets and accessory equipment. Subscriber revenues consist of monthly recurring charges, usage charges and activation fees. Subscriber revenues increased 70% in the 2001 first quarter from the same 2000 period reflecting an increase in the average number of customers.

Revenues from sales of handsets and accessories were approximately 10% of net operating revenues in the 2001 first quarter. These revenues as a percentage of net operating revenues were approximately 15% in the 2000 first quarter. As part of Sprint Spectrum's marketing plans, handsets are normally sold at prices below Sprint Spectrum's cost.

Operating Expenses

Costs of services and products mainly include handset and accessory costs, switch and cell site expenses and other network-related costs. These costs increased 18% in the 2001 first quarter from the same 2000 period reflecting the growth in customers and expanded market coverage.

Selling, general and administrative (SG&A) expense mainly includes marketing costs to promote products and services as well as salary and benefit costs. SG&A expense increased 32% in the 2001 first quarter from the same 2000 period reflecting an expanded workforce to support subscriber growth and increased marketing and selling costs.

Depreciation and amortization expense consists mainly of depreciation of network assets and amortization of intangible assets. The intangible assets include PCS licenses, customer base and microwave relocation costs, which are being amortized over 30 months to 40 years. Depreciation and amortization expense increased 35% in the 2001 first quarter from the same 2000 period mainly reflecting depreciation of the network assets placed in service during 2001 and 2000. Additionally, depreciation of certain network assets was increased in the 2001 first quarter to reflect the accelerated replacement of the assets to accommodate network technology upgrades.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Sprint Spectrum's effective interest rate on long-term debt was 8.7% in the 2001 first quarter compared to 9.0% in the same 2000 period reflecting the interest on debt allocated by Sprint and the decrease in interest rates on variable-rate debt.

Other Income, Net

Other income consisted of the following:

                                   Quarters Ended
                                     March 31,
                                  2001         2000
-------------------------------------------------------
                                     (millions)
Gain on sales of assets       $      14   $      28
Other, net                            5           2
-------------------------------------------------------

Total                         $      19   $      30
                              -------------------------


--------------------------------------------------------------------------------

Liquidity and Capital Resources
--------------------------------------------------------------------------------

Sprint Spectrum's liquidity and capital resources are managed by Sprint. Sprint funds the Sprint PCS Group's, including Sprint Spectrum's, capital expenditures, working capital and debt service requirements.

--------------------------------------------------------------------------------
Financial Strategies
--------------------------------------------------------------------------------

Financial strategies are determined by Sprint on a centralized basis.

In certain business transactions, Sprint Spectrum is granted warrants to purchase the securities of other companies at fixed-rates. These warrants are supplemental to the terms of the business transactions and are not designated as hedging instruments.

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

                                                                         Part I.
                                                                         Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK                                           Sprint Spectrum L.P.


Omitted under the provisions of General Instruction H.

                                                                        Part II.
                                                               Other Information

Item 1.  Legal Proceedings

    There were no reportable events during the quarter ended March 31, 2001.

Item 2.  Changes in Securities

    Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

    Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

    Omitted under the provisions of General Instruction H.

Item 5.  Other Information

    There were no reportable events during the quarter ended March 31, 2001.

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

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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


Date:  May 15, 2001

                                                                         Part I.
                                                                         Item 1.

Sprint Spectrum Finance Corporation
--------------------------------------------------------------------------------
BALANCE SHEETS (Unaudited)

                                                                                       March 31,     December 31,
                                                                                          2001           2000
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholder's Equity
Payable to Sprint Spectrum                                                           $     1,497     $     1,497
                                                                                     -------------------------------

Shareholder's equity
     Common stock, $1.00 par value; 1,000 shares authorized;
         100 shares issued and outstanding                                                   100             100
     Accumulated deficit                                                                  (1,597)         (1,597)
                                                                                     -------------------------------
     Total shareholder's equity                                                           (1,497)         (1,497)
                                                                                     -------------------------------
Total                                                                                $         -     $         -
                                                                                     -------------------------------





--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

Sprint Spectrum Finance Corporation (FinCo), a wholly owned subsidiary of Sprint Spectrum L.P., was formed to be a co-obligor of certain securities issued by Sprint Spectrum. FinCo has nominal assets and did not conduct any operations during 2001 and 2000. As a result, the Statements of Operations and Statements of Cash Flows have been omitted.




                                                                         Part I.
                                                                         Item 2.


--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FinCo had no operations during 2001 and 2000.


                                                                         Part I.
                                                                         Item 3.

--------------------------------------------------------------------------------
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted under the provisions of General Instruction H.

                                                                        Part II.
                                                               Other Information

Item 1.  Legal Proceedings

    There were no reportable events during the quarter ended March 31, 2001.

Item 2.  Changes in Securities

    Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

    Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

    Omitted under the provisions of General Instruction H.

Item 5.  Other Information

    There were no reportable events during the quarter ended March 31, 2001.

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

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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


Date:  May 15, 2001