Form 10-Q
period 2001-06-30
SPRINT SPECTRUM L P; SPRINT SPECTRUM FINANCE CORP
filed 2001-08-14
CIK 1015551, 1017358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------   ------------------------

                                           333-06609-01
Commission file number                     333-06609-02
                       ---------------------------------------------------------

                              SPRINT SPECTRUM L.P.
                       SPRINT SPECTRUM FINANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                      48-1165245
             DELAWARE                                      43-1746537
-------------------------------------         ----------------------------------
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                    Identification Nos.)


 6160 Sprint Parkway, Overland Park, Kansas                      66251
---------------------------------------------         --------------------------
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code          (800) 829-0965
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

Yes    X      No______
   --------

At August 1, 2001 Sprint Spectrum Finance Corporation had 100 common shares outstanding.


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

                                                                         Part I.
                                                                         Item 1.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)                                              Sprint Spectrum L.P.
(millions)
--------------------------------------------- --- ------------------------------- -- -------------------------------
                                                          Quarters Ended                      Year-to-Date
                                                             June 30,                           June 30,
--------------------------------------------- --- ------------------------------- -- -------------------------------
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                      2001             2000              2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                        $       1,330     $        918      $      2,577     $       1,695
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                       460              403               982               847
   Selling, general and administrative                  556              392             1,104               808
   Depreciation                                         282              198               549               393
   Amortization                                          17               15                34                31
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                           1,315            1,008             2,669             2,079
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income (Loss)                                  15              (90)              (92)             (384)

Interest expense                                       (198)            (168)             (380)             (327)
Other income, net                                         6                9                25                39
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Loss from Continuing Operations                        (177)            (249)             (447)             (672)
Cumulative effect of change in
   accounting principle                                   -                -                 2                 -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Loss                                      $        (177)    $       (249)     $       (445)    $        (672)
                                              --- ------------- -- -------------- -- ------------- --- -------------






























                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).


CONSOLIDATED BALANCE SHEETS                                                                      Sprint Spectrum L.P.
(millions)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
                                                                                   June 30,         December 31, 2000
                                                                                     2001
----------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
    Assets
    Current assets
      Cash and equivalents                                                   $        136         $        117
      Accounts receivable, net of allowance for doubtful
        accounts of $100 and $57                                                      668                  567
      Inventories                                                                     521                  493
      Prepaids and other current assets                                               185                  103
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                          1,510                1,280

    Property, plant and equipment
      Network equipment                                                             5,429                4,973
      Construction work in progress                                                 1,171                1,161
      Buildings and leasehold improvements                                          1,489                1,305
      Other                                                                           574                  439
----------------------------------------------------------------------------------------------------------------------
      Total property, plant and equipment                                           8,663                7,878
      Accumulated depreciation                                                     (2,509)              (2,143)
----------------------------------------------------------------------------------------------------------------------
      Net property, plant and equipment                                             6,154                5,735

    Intangible assets
      PCS licenses                                                                  2,129                2,129
      Microwave relocation costs                                                      357                  344
      Customer base                                                                    11                   13
----------------------------------------------------------------------------------------------------------------------
      Total intangible assets                                                       2,497                2,486
      Accumulated amortization                                                       (268)                (234)
----------------------------------------------------------------------------------------------------------------------
      Net intangible assets                                                         2,229                2,252

    Other                                                                              85                   82
----------------------------------------------------------------------------------------------------------------------

    Total                                                                    $      9,978         $      9,349
                                                                           -------------------------------------------

Liabilities and Partners' Capital
    Current liabilities
      Short-term borrowings including current maturities of long-term debt   $      2,174         $        183
      Accounts payable                                                                389                  612
      Affiliated payables, net                                                         69                  304
      Construction obligations                                                        549                  589
      Accrued interest                                                                111                   82
      Accrued expenses and other current liabilities                                  621                  616
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                     3,913                2,386

    Long-term debt                                                                  8,537                9,656

    Other                                                                             164                  145

    Partners' capital and accumulated deficit
      Partners' capital                                                             5,142                4,495
      Accumulated deficit                                                          (7,778)              (7,333)
----------------------------------------------------------------------------------------------------------------------
      Total partners' capital and accumulated deficit                              (2,636)              (2,838)
----------------------------------------------------------------------------------------------------------------------

    Total                                                                    $      9,978         $      9,349
                                                                           -------------------------------------------






                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                                 Sprint Spectrum L.P.
(millions)
------------------------------------------------------------------ ----------------- ----------------- ----------------
Year-to-Date June 30,                                                                      2001             2000
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net loss                                                                              $       (445)    $       (672)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                             583              424
     Gain on sale of assets                                                                    (14)             (34)
     Amortization of debt discount and issuance costs                                           33               29
     Changes in assets and liabilities:
       Accounts receivable, net                                                               (101)             (92)
       Affiliated receivables and payables                                                    (235)             153
       Inventories and other current assets                                                    (82)             (18)
       Accounts payable and other current liabilities                                         (257)              42
       Other noncurrent assets and liabilities                                                   8                9
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by operating activities                                                         (510)            (159)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Investing Activities

Capital expenditures                                                                          (996)            (954)
Proceeds from sale of assets                                                                    35              162
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities                                                         (961)            (792)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Financing Activities

Proceeds from debt                                                                           1,730            1,000
Payments on debt                                                                              (887)            (151)
Partners' capital contributions                                                                647              171
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash provided by financing activities                                                    1,490            1,020
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase in Cash and Equivalents                                                                19               69
Cash and Equivalents at Beginning of Period                                                    117               16
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $        136     $         85
                                                                                     --- ------------- -- -------------
























                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).


CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL AND ACCUMULATED DEFICIT                  Sprint Spectrum L.P.
(Unaudited)
(millions)
---------------------------------------------------------------------------------------------------------------------

                                                                      Partners'        Accumulated
                                                                       Capital           Deficit           Total
---------------------------------------------------------------------------------------------------------------------

Beginning 2001 balance                                            $    4,495        $   (7,333)      $   (2,838)
Capital contributions                                                    647                 -              647
Net loss                                                                   -              (445)            (445)
---------------------------------------------------------------------------------------------------------------------

June 2001 balance                                                 $    5,142        $   (7,778)      $   (2,636)
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

--------------------------------------------------------------------------------
3. Cumulative Effect of Change in Accounting Principle
--------------------------------------------------------------------------------

Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement became effective for Sprint Spectrum on January 1, 2001 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated based on the exposures hedged. Changes in fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item. Changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Changes in fair value of derivative instruments that do not qualify for hedge relationship designation are recognized in earnings.

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

Derivative Accounting Under the Standard

The derivative instruments Sprint Spectrum holds are stock warrants. The stock warrants are not designated as hedging instruments and changes in the fair values of these derivative instruments are recognized in earnings during the period of change.

Upon adoption of SFAS No. 133, Sprint Spectrum recorded a $2 million cumulative reduction to net loss. The reduction of the net loss was due to changes in the fair value of warrants that are not designated as hedging instruments and is recorded in "Cumulative effect of change in accounting principle" in Sprint Spectrum's Consolidated Statements of Operations.

Sprint Spectrum recorded a net derivative loss in earnings of $0.2 million for the 2001 second quarter and a net derivative gain in earnings of $0.3 million for the year-to-date period due to changes in the fair value of the stock warrants that are not designated as hedging instruments. The net derivative gain and loss are included in Other income, net in the Consolidated Statements of Operations.


--------------------------------------------------------------------------------
4.  Debt
--------------------------------------------------------------------------------

Sprint reclassifies short-term borrowings to long-term debt because of Sprint's intent and ability to refinance these borrowings on a long-term basis. The amount reclassified is limited to the long-term portion of Sprint's unused credit facilities. At the end of June 2001, short-term borrowings exceeded the long-term portion of those credit facilities. Accordingly, the amount of commercial paper borrowings allocated to Sprint Spectrum and reclassified to long-term debt was limited to $1.1 billion. Conversely, $984 million of commercial paper borrowings remained in current liabilities.

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

--------------------------------------------------------------------------------
6.  Supplemental Cash Flows Information
--------------------------------------------------------------------------------

Sprint Spectrum's cash paid for interest, net of capitalized interest, totaled $296 million in the first six months of 2001 and $262 million in the same 2000 period.

--------------------------------------------------------------------------------
7.  Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets."

Statement No. 141 supercedes the Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." This statement requires accounting for all business combinations using the purchase method and changes the criteria for recognizing intangible assets apart from goodwill. This statement is effective for all business combinations initiated after June 30, 2001.

Statement No. 142 supercedes APB Opinion No. 17, "Intangible Assets," and addresses how purchased intangibles should be accounted for upon acquisition. The statement proscribes the necessary accounting for both identifiable intangibles and goodwill after initial recognition. Amortization of goodwill will cease upon adoption of this statement and periodic impairment testing of all intangibles will be required. Sprint Spectrum is currently assessing the impact of this standard and expects to complete that assessment by year-end 2001. This statement is effective for fiscal years beginning after December 15, 2001.

--------------------------------------------------------------------------------
8.  Subsequent Event
--------------------------------------------------------------------------------

In August 2001, Sprint issued 20.4 million shares of PCS common stock and received net proceeds of $488 million. Sprint also issued $1.7 billion of equity units yielding 7.125%, which consist of a 3-year forward purchase agreement to purchase PCS common stock and a 5-year senior note. It is expected that Sprint will allocate a portion of the proceeds to Sprint Spectrum.

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


--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2001              2000                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $     1,330      $      918        $       412            44.9%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      460             403                 57            14.1%
   Selling, general and administrative                 556             392                164            41.8%
   Depreciation and amortization                       299             213                 86            40.4%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             1,315           1,008                307            30.5%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income (loss)                        $        15      $      (90)       $       105             NM
                                               -- ------------- -- -------------- -- -------------

Operating income before depreciation
   and amortization                            $       314      $      123        $       191             NM
                                               -- ------------- -- -------------- -- -------------


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2001              2000                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $     2,577      $    1,695        $       882            52.0%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      982             847                135            15.9%
   Selling, general and administrative               1,104             808                296            36.6%
   Depreciation and amortization                       583             424                159            37.5%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             2,669           2,079                590            28.4%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $       (92)     $     (384)       $       292            76.0%
                                               -- ------------- -- -------------- -- -------------

Operating income before depreciation
   and amortization                            $       491      $       40        $       451             NM
                                               -- ------------- -- -------------- -- -------------

NM = Not Meaningful

Sprint Spectrum markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for approximately 23% of net operating revenues in the 2001 second quarter and year-to-date periods. These revenues were approximately 24% of net operating revenues in the 2000 second quarter and year-to-date periods.

Net Operating Revenues

Net operating revenues include subscriber revenues and sales of handsets and accessory equipment. Subscriber revenues consist of monthly recurring charges, usage charges and activation fees. Subscriber revenues increased 53% in the 2001 second quarter and 61% in the 2001 year-to-date period from the same 2000 periods reflecting an increase in the average number of customers and an increase in the monthly average revenue per user.

Revenues from sales of handsets and accessories were approximately 10% of net operating revenues in the 2001 second quarter and year-to-date periods. These revenues as a percentage of net operating revenues were approximately 15% in the 2000 second quarter and year-to-date periods. As part of Sprint Spectrum's marketing plans, handsets are normally sold at prices below Sprint Spectrum's cost.


Operating Expenses

Costs of services and products mainly include handset and accessory costs, switch and cell site expenses and other network-related costs. These costs increased 14% in the 2001 second quarter and 16% in the 2001 year-to-date period from the same 2000 periods reflecting the growth in customers and expanded market coverage.

Selling, general and administrative (SG&A) expense mainly includes marketing costs to promote products and services as well as salary and benefit costs. SG&A expense increased 42% in the 2001 second quarter and 37% in the 2001 year-to-date period from the same 2000 periods reflecting an expanded workforce to support subscriber growth and increased marketing and selling costs.

Depreciation and amortization expense consists mainly of depreciation of network assets and amortization of intangible assets. The intangible assets include PCS licenses, customer base and microwave relocation costs, which are being amortized over 30 months to 40 years.

Depreciation and amortization expense increased 40% in the 2001 second quarter and 38% in the 2001 year-to-date period from the same 2000 periods mainly reflecting depreciation of the network assets placed in service during 2001 and 2000. Additionally, depreciation of certain network assets was increased in the 2001 first quarter to reflect the accelerated replacement of the assets to accommodate network technology upgrades.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Sprint Spectrum's effective interest rate on long-term debt was 8.6% in the 2001 second quarter and 8.7% in the 2001 year-to-date period compared to 8.8% in the same 2000 periods reflecting interest on debt allocated by Sprint and the decrease in interest rates on variable-rate debt.


Other Income, Net

Other income consisted of the following:

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2001             2000              2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Gains on sales of assets                      $         -       $        6        $        14      $         34
Other, net                                              6                3                 11                 5
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total                                         $         6       $        9        $        25      $         39
                                              --- ------------- -- -------------- -- ------------- --- -------------


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

                                                                        Part II.
                                                               Other Information

Item 1.  Legal Proceedings

     There were no reportable events during the quarter ended June 30, 2001.

Item 2.  Changes in Securities

     Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

     Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

     Omitted under the provisions of General Instruction H.

Item 5.  Other Information

     There were no reportable events during the quarter ended June 30, 2001.

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

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  SPRINT SPECTRUM L.P.
                  --------------------------
                  (Registrant)

                  /s/  William J. Gunter
                  --------------------------------------------------------------
                  William J. Gunter
                  Senior Vice President and Chief Financial Officer - Sprint PCS Principal Financial Officer


Date:  August 14, 2001

                                                                         Part I.
                                                                         Item 1.

Sprint Spectrum Finance Corporation
--------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS (Unaudited)
                                                                                        June 30,     December 31,
                                                                                          2001           2000
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholder's Deficit
Payable to Sprint Spectrum                                                           $     1,497     $     1,497
                                                                                     -------------------------------

Shareholder's deficit
     Common stock, $1.00 par value; 1,000 shares authorized;
         100 shares issued and outstanding                                                   100             100
     Accumulated deficit                                                                  (1,597)         (1,597)
                                                                                     -------------------------------
     Total shareholder's deficit                                                          (1,497)         (1,497)
                                                                                     -------------------------------
Total                                                                                $         -     $         -
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

                                                                        Part II.
                                                               Other Information

Item 1.  Legal Proceedings

     There were no reportable events during the quarter ended June 30, 2001.

Item 2.  Changes in Securities

     Omitted under the provisions of General Instruction H.

Item 3.  Defaults Upon Senior Securities

     Omitted under the provisions of General Instruction H.

Item 4.  Submission of Matters to a Vote of Security Holders

     Omitted under the provisions of General Instruction H.

Item 5.  Other Information

     There were no reportable events during the quarter ended June 30, 2001.

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

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  SPRINT SPECTRUM FINANCE CORPORATION
                  --------------------------------------------------------------
                  (Registrant)



                  /s/  William J. Gunter
                  --------------------------------------------------------------
                  William J. Gunter
                  Senior Vice President and Chief Financial Officer - Sprint PCS Principal Financial Officer


Date:  August 14, 2001